Form 10-Q
period 2023-09-30
TreeHouse Foods, Inc.
filed 2023-11-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2023.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2023 was 55.3 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$19.7	$43.0
Receivables, net	165.5	158.8
Inventories	618.7	554.0
Prepaid expenses and other current assets	32.1	23.2
Assets of discontinued operations	—	60.4
Total current assets	836.0	839.4
Property, plant, and equipment, net	719.1	641.6
Operating lease right-of-use assets	198.1	184.4
Goodwill	1,823.4	1,817.6
Intangible assets, net	268.1	296.0
Note receivable, net	425.2	427.0
Other assets, net	48.6	47.9
Total assets	$4,318.5	$4,253.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$543.1	$618.7
Accrued expenses	178.7	208.5
Current portion of long-term debt	0.5	0.6
Total current liabilities	722.3	827.8
Long-term debt	1,550.7	1,394.0
Operating lease liabilities	170.4	159.1
Deferred income taxes	108.9	108.7
Other long-term liabilities	70.4	77.3
Total liabilities	2,622.7	2,566.9
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 55.3 and 56.1 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	0.6	0.6
Treasury stock	(183.7)	(133.3)
Additional paid-in capital	2,218.4	2,205.4
Accumulated deficit	(256.4)	(302.0)
Accumulated other comprehensive loss	(83.1)	(83.7)
Total stockholders' equity	1,695.8	1,687.0
Total liabilities and stockholders' equity	$4,318.5	$4,253.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$863.3	$832.9	$2,520.8	$2,340.4
Cost of sales	725.8	700.0	2,096.5	1,993.0
Gross profit	137.5	132.9	424.3	347.4
Operating expenses:
Selling and distribution	44.5	51.7	128.9	166.9
General and administrative	47.5	51.6	154.8	160.5
Amortization expense	12.0	11.9	36.1	35.7
Other operating (income) expense, net	(0.1)	23.4	(0.3)	66.4
Total operating expenses	103.9	138.6	319.5	429.5
Operating income (loss)	33.6	(5.7)	104.8	(82.1)
Other (income) expense:
Interest expense	20.9	17.5	57.9	51.2
Interest income	(10.8)	(0.1)	(36.2)	(4.4)
Loss on foreign currency exchange	3.7	2.9	0.7	3.0
Other expense (income), net	6.3	(16.8)	9.8	(80.4)
Total other expense (income)	20.1	3.5	32.2	(30.6)
Income (loss) before income taxes	13.5	(9.2)	72.6	(51.5)
Income tax expense (benefit)	3.7	2.8	20.0	(2.6)
Net income (loss) from continuing operations	9.8	(12.0)	52.6	(48.9)
Net loss from discontinued operations	(2.7)	(78.5)	(7.0)	(74.0)
Net income (loss)	$7.1	$(90.5)	$45.6	$(122.9)

Earnings (loss) per common share - basic:
Continuing operations	$0.18	$(0.21)	$0.94	$(0.87)
Discontinued operations	(0.05)	(1.40)	(0.12)	(1.32)
Earnings (loss) per share basic (1)	$0.13	$(1.61)	$0.81	$(2.19)

Earnings (loss) per common share - diluted:
Continuing operations	$0.17	$(0.21)	$0.93	$(0.87)
Discontinued operations	(0.05)	(1.40)	(0.12)	(1.32)
Earnings (loss) per share diluted (1)	$0.13	$(1.61)	$0.80	$(2.19)

Weighted average common shares:
Basic	55.9	56.1	56.1	56.0
Diluted	56.4	56.1	56.7	56.0

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$7.1	$(90.5)	$45.6	$(122.9)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.8)	(14.5)	0.4	(20.8)
Pension and postretirement reclassification adjustment	0.1	0.1	0.2	0.2
Other comprehensive (loss) income	(1.7)	(14.4)	0.6	(20.6)
Comprehensive income (loss)	$5.4	$(104.9)	$46.2	$(143.5)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2022	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(3.0)	—	(3.0)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.2	—	—	—	(3.3)	—	—	(3.3)
Stock-based compensation	—	—	—	—	4.3	—	—	4.3
Balance, March 31, 2022	58.9	$0.6	(2.9)	$(133.3)	$2,188.4	$(158.7)	$(49.2)	$1,847.8
Net loss	—	—	—	—	—	(29.4)	—	(29.4)
Other comprehensive loss	—	—	—	—	—	—	(10.6)	(10.6)
Stock-based compensation	—	—	—	—	5.8	—	—	5.8
Balance, June 30, 2022	58.9	$0.6	(2.9)	$(133.3)	$2,194.2	$(188.1)	$(59.8)	$1,813.6
Net loss	—	—	—	—	—	(90.5)	—	(90.5)
Other comprehensive loss	—	—	—	—	—	—	(14.4)	(14.4)
Issuance of stock awards	0.1	—	—	—	(0.5)	—	—	(0.5)
Stock-based compensation	—	—	—	—	6.8	—	—	6.8
Balance, September 30, 2022	59.0	$0.6	(2.9)	$(133.3)	$2,200.5	$(278.6)	$(74.2)	$1,715.0

Balance, January 1, 2023	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	15.2	—	15.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of stock awards	0.2	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	7.2	—	—	7.2
Balance, March 31, 2023	59.2	$0.6	(2.9)	$(133.3)	$2,207.3	$(286.8)	$(83.4)	$1,704.4
Net income	—	—	—	—	—	23.3	—	23.3
Other comprehensive income	—	—	—	—	—	—	2.0	2.0
Issuance of stock awards	0.1	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	—	—	5.9	—	—	5.9
Balance, June 30, 2023	59.3	$0.6	(2.9)	$(133.3)	$2,212.5	$(263.5)	$(81.4)	$1,734.9
Net income	—	—	—	—	—	7.1	—	7.1
Other comprehensive loss	—	—	—	—	—	—	(1.7)	(1.7)
Treasury stock repurchases	—	—	(1.1)	(50.4)	—	—	—	(50.4)
Issuance of stock awards	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	6.0	—	—	6.0
Balance, September 30, 2023	59.3	$0.6	(4.0)	$(183.7)	$2,218.4	$(256.4)	$(83.1)	$1,695.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$45.6	$(122.9)
Net loss from discontinued operations	(7.0)	(74.0)
Net income (loss) from continuing operations	52.6	(48.9)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	105.7	103.6
Stock-based compensation	19.1	15.2
Unrealized gain on derivative contracts	(1.5)	(79.3)
Deferred income taxes	1.7	5.7
Deferred TSA income	(12.3)	—
Other	0.9	6.8
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(5.6)	(6.1)
Inventories	(32.4)	(190.0)
Prepaid expenses and other assets	(1.4)	22.0
Accounts payable	(90.5)	110.5
Accrued expenses and other liabilities	(25.3)	(16.6)
Net cash provided by (used in) operating activities - continuing operations	11.0	(77.1)
Net cash used in operating activities - discontinued operations	(0.7)	(37.0)
Net cash provided by (used in) operating activities	10.3	(114.1)
Cash flows from investing activities:
Additions to property, plant, and equipment	(74.3)	(54.2)
Additions to intangible assets	(2.8)	(6.2)
Proceeds from sale of fixed assets	—	4.8
Acquisitions, net of cash acquired	(102.2)	—
Net cash used in investing activities - continuing operations	(179.3)	(55.6)
Net cash provided by (used in) investing activities - discontinued operations	45.5	(36.8)
Net cash used in investing activities	(133.8)	(92.4)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	2,692.3	326.9
Payments under Revolving Credit Facility	(2,537.0)	(326.9)
Payments on financing lease obligations	(0.4)	(1.0)
Payment of deferred financing costs	—	(2.7)
Payments on Term Loans	—	(14.3)
Repurchases of common stock	(50.0)	—
Payments related to stock-based award activities	(6.2)	(3.8)
Net cash provided by (used in) financing activities - continuing operations	98.7	(21.8)
Net cash used in financing activities - discontinued operations	—	(0.3)
Net cash provided by (used in) financing activities	98.7	(22.1)
Effect of exchange rate changes on cash and cash equivalents	1.5	(2.5)
Net decrease in cash and cash equivalents	(23.3)	(231.1)
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	4.1
Less: Cash and cash equivalents of discontinued operations, end of period	—	(2.8)
Cash and cash equivalents, beginning of period	43.0	304.5
Cash and cash equivalents, end of period	$19.7	$74.7

	Nine Months Ended September 30,
	2023	2022
Supplemental cash flow disclosures:
Interest paid	$75.7	$51.0
Net income taxes paid (refunded)	17.5	(2.3)

Non-cash investing activities:
Accrued purchase of property and equipment	$32.6	$21.5
Accrued other intangible assets	0.3	1.2
Right-of-use assets obtained in exchange for lease obligations	40.5	77.2
Note receivable purchase price adjustment reduction	(5.1)	—
Note receivable increase from paid in kind interest	3.2	—
Deferred payment from acquisition of seasoned pretzel capability	4.0	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2023
(Unaudited)
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

Discontinued Operations

On September 29, 2023, the Company completed the sale of its Snack Bars business for $61.3 million (the "Snack Bars Transaction" or the "Snack Bars Business"), subject to certain purchase price adjustments pursuant to the terms of the Asset Purchase Agreement, dated as of September 5, 2023. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of higher-growth categories. Beginning in the third quarter of 2023, the Snack Bars Business is presented as a component of discontinued operations and has been excluded from continuing operations for all periods presented. Refer to Note 5 for additional information.

Segment Information

The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private label food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 19 for disaggregation of revenue for additional information of our principal products sold.

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

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives are intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment will occur through 2023, and the cumulative costs incurred to date are $113.9 million. The Company currently expects the total costs will be up to $130.0 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees are expected to include TreeHouse Management Operating System ("TMOS") initiatives at our manufacturing plants, building digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consist of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for retention, severance, organization redesign, information technology system implementation, costs to exit facilities or production, contract termination costs, and other administrative costs. Retention includes one-time cash recognition payments that were expensed during the first quarter of 2022 as well as additional cash bonuses and stock-based compensation to drive retention through 2023.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Strategic Growth Initiatives	$3.1	$6.5	$13.5	$31.1
Other	6.6	15.9	20.4	35.3
Total	$9.7	$22.4	$33.9	$66.4

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

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Employee-related	$3.3	$12.5	$11.0	$31.8
Other costs	6.4	9.9	22.9	34.6
Total	$9.7	$22.4	$33.9	$66.4

For the three and nine months ended September 30, 2023 and 2022, employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Employee-related and other costs are recognized in Other operating (income) expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance and retention activity for the Growth, Reinvestment, and Restructuring Programs as of September 30, 2023:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2022	$8.8	$4.2	$13.0
Expenses recognized	1.4	2.3	3.7
Cash payments	(6.0)	(6.3)	(12.3)
Balance as of September 30, 2023	$4.2	$0.2	$4.4

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

	September 30, 2023	December 31, 2022
	(In millions)
Outstanding accounts receivable sold	$318.4	$347.1
Receivables collected and not remitted to financial institutions	161.9	204.5
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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Receivables sold	$1,455.0	$1,782.3
Receivables collected and remitted to financial institutions	(1,483.7)	(1,761.6)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $4.4 million and $2.0 million for three months ended September 30, 2023 and 2022, respectively, and $11.0 million and $3.3 million for the nine months ended September 30, 2023 and 2022, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2023 or December 31, 2022, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

4. INVENTORIES

	September 30, 2023	December 31, 2022
	(In millions)
Raw materials and supplies	$256.5	$215.6
Finished goods	362.2	338.4
Total inventories	$618.7	$554.0

5. ACQUISITIONS AND DIVESTITURES

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

The Coffee Roasting Capability was accounted for under the acquisition method of accounting. The Company incurred acquisition-related costs of $0.3 million and $2.4 million costs during the three and nine months ended September 30, 2023, respectively. These costs are included in General and administrative expense in the Condensed Consolidated Statements of Operations.

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

The results of operations of the Coffee Roasting Capability were included in our Condensed Consolidated Financial Statements from the date of acquisition. Included in the Company’s Condensed Consolidated Statements of Operations are the Coffee Roasting Capability’s net sales of approximately $34.8 million and loss before income taxes of $0.2 million from the date of acquisition through September 30, 2023.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Condensed Consolidated Balance Sheets based on the preliminary purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of $4.0 million due in the third quarter of 2024. The deferred payment is recognized within Accrued expenses in the Condensed Consolidated Balance Sheets as of September 30, 2023. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

Discontinued Operations

Sale of the Snack Bars Business

On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Business") to John B. Sanfilippo & Son, Inc. for approximately $61.3 million in cash, subject to customary purchase price adjustments. The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. The Company classified the proceeds within Net cash provided by (used in) investing activities - discontinued operations. The Company recognized an expected gain on disposal of $1.2 million during the three and nine months ended September 30, 2023. The expected gain on disposal is recognized within Net loss from discontinued operations in the Company's Condensed Consolidated Statements of Operations. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of high-growth categories.

The Company entered into a Transition Services Agreement ("TSA") with John B. Sanfilippo & Son, Inc., which is designed to ensure and facilitate an orderly transfer of business operations. The terms of the TSA are four months with the option to extend up to six additional months. The Buyer may terminate any individual services upon 14 days notice. TSA income is recognized as services are performed.

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note. Refer to Note 6 for additional information on the secured Seller Promissory Note. Additionally, the Company recognized expected loss on disposal adjustments of $(0.7) million and $2.8 million for the three and nine months ended September 30, 2023, respectively, and $73.8 million for the three and nine months ended September 30, 2022.

The Meal Preparation Business consists of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Meal Preparation Business includes 11 categories and sells center of the store grocery and main course meal items, such as pasta, pourable dressings, sauces, red sauces (salsas and pasta sauces), spoonables (mayos and dips), syrups, preserves, dry dinners (macaroni and cheese), dry blends and baking goods, and pie filling as well as pita chips.

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit is included in the fair value of consideration transferred, and it represents deferred income for TreeHouse until the Company incurs the related TSA costs, at which point deferred income is reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $9.9 million for the three months ended September 30, 2023 and $35.2 million for the nine months ended September 30, 2023. The TSA income is classified within Other operating (income) expense, net in the Company's Condensed Consolidated Statements of Operations. As of September 30, 2023, the deferred income balance on the TSA Credit was fully utilized with no balance remaining.

The Company has reflected both of these transactions as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Net sales	$40.3	$466.6	$121.1	$1,297.1
Cost of sales	45.0	415.8	127.6	1,143.9
Selling, general, administrative and other operating expenses	0.4	42.3	1.0	118.2
Amortization expense	—	2.0	—	14.5
(Gain) loss on sale of business	(1.9)	73.8	1.6	73.8
Operating loss from discontinued operations	(3.2)	(67.3)	(9.1)	(53.3)
Interest and other expense (income)	—	11.4	(1.1)	18.3
Income tax (benefit) expense	(0.5)	(0.2)	(1.0)	2.4
Net loss from discontinued operations	$(2.7)	$(78.5)	$(7.0)	$(74.0)

Assets of discontinued operations presented in the Condensed Consolidated Balance Sheet as of December 31, 2022 include the following:

December 31, 2022
(In millions)
Inventories	$35.5
Property, plant, and equipment, net	24.9
Total assets of discontinued operations	$60.4

Subsequent Event

On October 17, 2023, the Company executed a definitive agreement with The J.M. Smucker Co. to acquire Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands for a base purchase price of $20.0 million, subject to a working capital adjustment. The allocation of the purchase price is expected to consist primarily of inventory. The transaction is expected to close in the fourth quarter of 2023, subject to customary closing conditions.

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

The Seller Loan had a balance of $425.2 million and $427.0 million as of September 30, 2023 and December 31, 2022, respectively, included within Note receivable, net in the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2023, the Company recognized $10.9 million and $32.3 million, respectively, within Interest income in the Condensed Consolidated Statements of Operations related to the Seller Loan.

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance and accrued interest. The Company will follow its disciplined capital allocation strategy in deploying the proceeds.

7. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2023	December 31, 2022
	(In millions)
Land	$35.1	$26.4
Buildings and improvements	366.5	308.0
Machinery and equipment	1,025.5	968.9
Construction in progress	74.3	65.7
Total	1,501.4	1,369.0
Less accumulated depreciation	(782.3)	(727.4)
Property, plant, and equipment, net	$719.1	$641.6

Depreciation expense was $24.0 million and $22.3 million for the three months ended September 30, 2023 and 2022, respectively and $69.6 million and $67.9 million for the nine months ended September 30, 2023 and 2022, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the nine months ended September 30, 2023 are as follows:

Goodwill
(In millions)
Balance at December 31, 2022	$1,817.6
Acquisition	5.4
Foreign currency exchange adjustments	0.4
Balance at September 30, 2023	$1,823.4

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$548.5	$(355.1)	$193.4	$542.9	$(329.5)	$213.4
Trademarks	18.7	(15.6)	3.1	18.7	(14.6)	4.1
Formulas/recipes	15.5	(14.8)	0.7	15.1	(14.7)	0.4
Computer software	207.9	(143.0)	64.9	205.6	(133.5)	72.1
Total finite lived intangibles	790.6	(528.5)	262.1	782.3	(492.3)	290.0

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$796.6	$(528.5)	$268.1	$788.3	$(492.3)	$296.0

9. INCOME TAXES

Income taxes were recognized at effective rates of 27.4% and 27.5% for the three and nine months ended September 30, 2023, respectively, compared to (30.4)% and 5.0% for the three and nine months ended September 30, 2022, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2023 compared to 2022 is primarily driven by tax expense recognized in 2022 related to a valuation allowance recorded against certain deferred tax assets and the restructuring of Canadian subsidiaries associated with the divestiture of a significant portion of the Meal Preparation business. In addition, the Company's effective tax rate for the nine months ended September 30, 2023 compared to 2022 was impacted by the change in the estimated amount of annual pre-tax earnings. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.0 million within the next 12 months, primarily as a result of the lapsing of statutes of limitations. Approximately all of the $1.0 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

10. LONG-TERM DEBT

	September 30, 2023	December 31, 2022
	(In millions)
Revolving Credit Facility	$155.3	$—
Term Loan A	316.4	316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	0.7	1.2
Total outstanding debt	1,561.0	1,406.2
Deferred financing costs	(9.8)	(11.6)
Less current portion	(0.5)	(0.6)
Total long-term debt	$1,550.7	$1,394.0

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

Revolving Credit Facility — As of September 30, 2023, the Company had $155.3 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $315.7 million under the Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

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

Fair Value — At September 30, 2023, the aggregate fair value of the Company's total debt was $1,475.9 million and its carrying value was $1,560.3 million. At December 31, 2022, the aggregate fair value of the Company's total debt was $1,335.8 million and its carrying value was $1,405.0 million. The fair values of Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

11. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization of which $216.7 million remained available under the stock repurchase program. The stock repurchase program does not have an expiration date. Any shares repurchased will be held as treasury stock.

During the three and nine months ended September 30, 2023, the Company repurchased approximately 1.1 million shares of common stock at a weighted average share price of $46.59 for a total of $50.0 million. There were no shares repurchased during the three or nine months ended September 30, 2022.

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of share issuances) made after December 31, 2022. As a result, the Company accrued approximately $0.4 million of excise tax in connection with the share repurchases it completed during the quarter ended September 30, 2023, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2023.

12. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)
Weighted average common shares outstanding	55.9	56.1	56.1	56.0
Assumed exercise/vesting of equity awards (1)	0.5	—	0.6	—
Weighted average diluted common shares outstanding	56.4	56.1	56.7	56.0

(1)For the three and nine months ended September 30, 2022, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.0 million and 1.1 million for the three and nine months ended September 30, 2023, and 1.6 million and 1.4 million for three and nine months ended September 30, 2022, respectively.

13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 27, 2023, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 5.0 million shares. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of September 30, 2023.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$6.0	$6.1	$19.1	$15.2
Related income tax benefit	0.9	1.5	2.6	3.6

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

The following table summarizes stock option activity during 2023:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2022	1,258	$72.09	3.5	$2.1
Expired	(310)	75.18
Outstanding, at September 30, 2023	948	71.08	3.6	0.3
Vested/expected to vest, at September 30, 2023	913	72.19	3.4	0.2
Exercisable, at September 30, 2023	633	85.24	1.1	—
Unrecognized compensation costs related to nonvested options totaled $2.7 million at September 30, 2023 and are expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2023:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2022	632	$37.08	71	$35.88
Granted	328	47.48	23	52.81
Vested	(248)	39.27	(49)	30.70
Forfeited	(54)	38.87	—	—
Nonvested, at September 30, 2023	658	41.29	45	50.14
Vested and deferred, at September 30, 2023			22	47.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Fair value of vested restricted stock units	$0.6	$1.0	$14.9	$10.3
Tax benefit recognized from vested restricted stock units	0.1	0.1	2.4	1.6

Unrecognized compensation costs related to nonvested restricted stock units are approximately $20.2 million as of September 30, 2023 and will be recognized over a weighted average period of 1.7 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

Nine Months Ended September 30,
2023
Dividend yield	0%
Risk-free rate	3.87%
Expected volatility (TreeHouse Foods, Inc.)	35.17%
Expected volatility (Peer Group)	35.04%
Expected volatility (Index)	N/A
Expected term (in years)	2.80

The following table summarizes the performance unit activity during the nine months ended September 30, 2023:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2022	620	$45.23
Granted	99	47.73
Vested	(98)	42.73
Forfeited	(74)	42.15
Nonvested, at September 30, 2023	547	47.43

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$5.0	$2.0
Tax benefit recognized from performance units vested	—	—	0.4	0.2

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $9.5 million as of September 30, 2023 and are expected to be recognized over a weighted average period of 1.2 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2021	$(70.9)	$17.3	$(53.6)
Other comprehensive loss before reclassifications	(20.8)	—	(20.8)
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Other comprehensive (loss) income	(20.8)	0.2	(20.6)
Balance at September 30, 2022	$(91.7)	$17.5	$(74.2)

Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
Other comprehensive income before reclassifications	0.4	—	0.4
Reclassifications from accumulated other comprehensive loss (2)	—	0.2	0.2
Other comprehensive income	0.4	0.2	0.6
Balance at September 30, 2023	$(86.6)	$3.5	$(83.1)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2023 and 2022.
(2)Refer to Note 15 for additional information regarding these reclassifications.

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

Components of net periodic pension benefit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Service cost	$0.1	$0.1	$0.3	$0.4
Interest cost	3.2	2.3	9.5	6.9
Expected return on plan assets	(3.4)	(3.8)	(10.3)	(11.4)
Amortization of unrecognized prior service cost	—	—	0.1	—
Amortization of unrecognized net loss	0.1	0.1	0.3	0.2
Net periodic pension benefit	$—	$(1.3)	$(0.1)	$(3.9)

Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.6	$0.5
Amortization of unrecognized net gain	—	—	(0.2)	—
Net periodic postretirement cost	$0.2	$0.2	$0.4	$0.5

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other expense (income), net of the Condensed Consolidated Statements of Operations.

16. OTHER OPERATING (INCOME) EXPENSE, NET

The Company incurred other operating (income) expense, net, for the three and nine months ended September 30, 2023 and 2022, which consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Growth, reinvestment, and restructuring programs (1)	$9.7	$22.4	$33.9	$66.4
TSA income (2)	(9.9)	—	(35.2)	—
Other	0.1	1.0	1.0	—
Other operating (income) expense, net	$(0.1)	$23.4	$(0.3)	$66.4

(1)     Refer to Note 2 for more information.
(2)    Refer to Note 5 for more information.

17. COMMITMENTS AND CONTINGENCIES

Product Recall and Related Costs

On September 22, 2023, the Company initiated a voluntary recall of broth products produced at its Cambridge, Maryland facility. These broth products may have the potential for non-pathogenic microbial contamination due to lack of sterility assurance. For the three and nine months ended September 30, 2023, the Company recognized incremental charges of $8.7 million related to the product recall, comprised of a $3.0 million reduction in Net sales for estimated product returns and $5.7 million in Cost of sales related to plant shutdown costs, inventory write-offs, and estimated logistics costs in the Condensed Consolidated Statements of Operations. As of September 30, 2023, a $4.1 million product recall liability is included within Accrued expenses in the Condensed Consolidated Balance Sheets.

The Company is seeking to recover the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. The Company may incur additional costs related to the recall, including, but not limited to, additional plant shutdown costs, sales returns, and logistics cost.

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

Due to the similarity of the derivative complaints, Bartelt was consolidated with Lavin, and Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023, and the appeal was fully briefed as of August 17, 2023. On October 24, 2022, the plaintiffs’ designated an operative complaint in the Lavin case, which defendants have moved to dismiss, and was fully briefed as of May 15, 2023.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of September 30, 2023.

18. DERIVATIVE INSTRUMENTS

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

The Company has entered into long-term interest rate swap agreements with a notional value of $875.0 million as of both September 30, 2023 and December 31, 2022, to fix the interest rate base. Beginning July 1, 2023, SOFR became the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 2.91% through February 28, 2025.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2023 and December 31, 2022, the notional value of the derivative commodity contracts outstanding was $9.8 million and $8.9 million, respectively. These commodity contracts have maturities expiring throughout 2023 and 2024 as of September 30, 2023.

Total Return Swap Contract - The Company had an economic hedge program that used a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. While the total return swap contract was treated as an economic hedge, the Company did not designate it as a hedge for accounting purposes. The total return swap contract was measured at fair value and recognized in the Condensed Consolidated Balance Sheets, with changes in value being recognized in the Condensed Consolidated Statements of Operations. At September 30, 2023, the Company had no outstanding and unsettled total return swap contracts, and at December 31, 2022, the notional value of the total return swap contract was $3.9 million.

 The following table identifies the fair value of each derivative instrument:

	September 30, 2023	December 31, 2022
	(In millions)
Asset derivatives
Commodity contracts	$0.1	$—
Interest rate swap agreements	28.6	27.2
	$28.7	$27.2
Liability derivatives
Commodity contracts	$0.3	$0.3

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2023	2022	2023	2022
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other expense (income), net	$(0.6)	$(7.6)	$0.1	$2.4
Interest rate swap agreements	Other expense (income), net	(1.4)	24.8	1.4	77.0
Total return swap contract	General and administrative	—	(0.1)	—	(0.1)
Total unrealized (loss) gain		$(2.0)	$17.1	$1.5	$79.3
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$0.4	$3.1	$0.4	$12.9
Interest rate swap agreements	Interest expense	5.4	(1.6)	13.6	(12.4)
Total return swap contract	General and administrative	—	(0.2)	—	(1.3)
Total realized gain (loss)		$5.8	$1.3	$14.0	$(0.8)
Total gain		$3.8	$18.4	$15.5	$78.5

19. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Snacking	$316.9	$305.2	$956.3	$862.4
Beverages & drink mixes	309.1	291.0	844.3	798.3
Grocery	237.3	236.7	720.2	679.7
Total net sales	$863.3	$832.9	$2,520.8	$2,340.4
Revenue disaggregated by sales channel is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(In millions)		(In millions)
Retail grocery	$682.3	$650.9	$1,988.7	$1,793.1
Co-manufacturing	108.4	118.5	325.6	361.2
Food-away-from-home and other	72.6	63.5	206.5	186.1
Total net sales	$863.3	$832.9	$2,520.8	$2,340.4

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
TreeHouse believes it is well positioned across attractive snacking and beverage growth categories fueled by strong consumer demand trends. The portfolio includes snacking offerings (crackers, pretzels, in-store bakery items, frozen griddle items, cookies, and unique candy offerings), beverage & drink mix offerings (non-dairy creamer, coffee, broths/stocks, powdered beverages and other blends, tea, and ready-to-drink-beverages), and grocery offerings (pickles, refrigerated dough, hot cereal, and cheese & pudding). The Company sells its products to retail, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. TreeHouse also offers its customer partners a range of value and nutritional solutions, including natural, organic and gluten free so they can meet the unique needs of their consumers.

The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and nine month periods ended September 30, 2023 and 2022. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Repayment of Seller Note Credit Agreement

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance and accrued interest. The Company will follow its disciplined capital allocation strategy in deploying the proceeds. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Sale of Snack Bars Business

On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Business") to John B. Sanfilippo & Son, Inc. for approximately $61.3 million in cash, subject to customary purchase price adjustments. The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of higher-growth categories. Beginning in the third quarter of 2023, the Snack Bars Business is presented as a component of discontinued operations and has been excluded from continuing operations for all periods presented. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

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
Executive Summary

The following table summarizes our consolidated financial results (in millions, except per share data and percentages):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	% Change	2023	2022	% Change
GAAP Results
Net sales	$863.3	$832.9	3.6%	$2,520.8	$2,340.4	7.7%
Net income (loss) from continuing operations	9.8	(12.0)	181.7%	52.6	(48.9)	207.6%
Net income (loss)	7.1	(90.5)	107.8%	45.6	(122.9)	137.1%
Diluted earnings (loss) per share from continuing operations	0.17	(0.21)	181.0%	0.93	(0.87)	206.9%

Non-GAAP Results (1)
Adjusted EBITDA from continuing operations	$89.9	$79.6	12.9%	$257.5	$173.2	48.7%
Adjusted EBITDA	85.9	89.4	(3.9)%	253.1	213.3	18.7%
Adjusted net income from continuing operations	32.4	20.1	61.2%	96.4	17.5	450.9%
Adjusted diluted EPS from continuing operations	0.57	0.36	58.3%	1.70	0.31	448.4%

(1)Adjusted EBITDA from continuing operations, Adjusted EBITDA, adjusted net income from continuing operations, and adjusted diluted EPS from continuing operations are Non-GAAP financial measures. Refer to the "Non-GAAP Measures" section for additional information.

Third Quarter 2023 Financial Highlights

The following are highlights in our net sales and earnings for the three months ended September 30, 2023 compared to the three months ended September 30, 2022. Refer to the "Results of Operations" section for further discussion and analysis.

•Net sales increased 3.6% primarily due to the acquisition of the Coffee Roasting Capability and pricing actions to recover commodity inflation.
•Earnings increased primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods, which was partially offset by supply chain disruptions caused by a voluntary product recall.

Known Trends or Uncertainties

Macroeconomic Conditions

Consumers have faced significant inflationary pressure and rising interest rates which has resulted in an overall decline in food and beverage consumption trends. Private brands are performing modestly better than national brands and have continued to gain unit share. Supply chain disruption had previously been constraining our ability to service all of the customer orders received, but we have invested in the supply chain and inventory, which has resulted in improvements in service compared to the prior year. We continue to make progress in enhancing our service levels and capturing private label demand.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
	(Dollars in millions)				(Dollars in millions)
Net sales	$863.3	100.0%	$832.9	100.0%	$2,520.8	100.0%	$2,340.4	100.0%
Cost of sales	725.8	84.1	700.0	84.0	2,096.5	83.2	1,993.0	85.2
Gross profit	137.5	15.9	132.9	16.0	424.3	16.8	347.4	14.8
Operating expenses:
Selling and distribution	44.5	5.2	51.7	6.2	128.9	5.1	166.9	7.1
General and administrative	47.5	5.5	51.6	6.2	154.8	6.1	160.5	6.9
Amortization expense	12.0	1.4	11.9	1.4	36.1	1.4	35.7	1.5
Other operating (income) expense, net	(0.1)	—	23.4	2.8	(0.3)	—	66.4	2.8
Total operating expenses	103.9	12.1	138.6	16.6	319.5	12.6	429.5	18.3
Operating income (loss)	33.6	3.8	(5.7)	(0.6)	104.8	4.2	(82.1)	(3.5)
Other (income) expense:
Interest expense	20.9	2.4	17.5	2.1	57.9	2.3	51.2	2.2
Interest income	(10.8)	(1.3)	(0.1)	—	(36.2)	(1.4)	(4.4)	(0.2)
Loss on foreign currency exchange	3.7	0.4	2.9	0.3	0.7	—	3.0	0.1
Other expense (income), net	6.3	0.7	(16.8)	(2.0)	9.8	0.4	(80.4)	(3.4)
Total other expense (income)	20.1	2.2	3.5	0.4	32.2	1.3	(30.6)	(1.3)
Income (loss) before income taxes	13.5	1.6	(9.2)	(1.0)	72.6	2.9	(51.5)	(2.2)
Income tax expense (benefit)	3.7	0.4	2.8	0.3	20.0	0.8	(2.6)	(0.1)
Net income (loss) from continuing operations	9.8	1.2	(12.0)	(1.3)	52.6	2.1	(48.9)	(2.1)
Net loss from discontinued operations	(2.7)	(0.3)	(78.5)	(9.4)	(7.0)	(0.3)	(74.0)	(3.2)
Net income (loss)	$7.1	0.9%	$(90.5)	(10.7)%	$45.6	1.8%	$(122.9)	(5.3)%

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Continuing Operations

Net Sales — Net sales for the third quarter of 2023 totaled $863.3 million compared to $832.9 million for the same period last year, an increase of $30.4 million, or 3.6%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$832.9
Volume/mix related to acquisitions	36.2	4.3%
Volume/mix excluding acquisitions	(28.4)	(3.4)
Pricing	26.5	3.2
Product recall	(3.0)	(0.4)
Foreign currency	(0.9)	(0.1)
2023 Net sales	$863.3	3.6%

Volume/mix related to acquisitions		(4.3)
Foreign currency		0.1
Percent change in organic net sales (1)		(0.6)%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 3.6% was primarily driven by the acquisition of the Coffee Roasting Capability, favorable pricing to recover commodity inflation, and an increase in retail volume. This was partially offset by declines in co-manufacturing and food-away-from-home volume, which is in line with broader macroeconomic consumption trends. Additionally, supply chain disruptions, including a voluntary product recall, impacted select categories.

Gross Profit — Gross profit as a percentage of net sales was 15.9% in the third quarter of 2023, compared to 16.0% in the third quarter of 2022, a decrease of 0.1 percentage points. The decrease is primarily due to supply chain disruptions caused by a voluntary product recall, which resulted in a decrease to our gross profit. This was partially offset by the Company's pricing actions to recover commodity and freight inflation experienced in prior periods, and lower costs from operations resulting from our investment in our supply chain.

Total Operating Expenses — Total operating expenses were $103.9 million in the third quarter of 2023 compared to $138.6 million in the third quarter of 2022, a decrease of $34.7 million. The decrease is primarily due to $9.9 million of TSA income, lower professional fees for strategic growth initiatives, lower retention bonus and severance expense, and lower freight costs.

Total Other Expense (Income) — Total other expense was $20.1 million in the third quarter of 2023 compared to $3.5 million in the third quarter of 2022, an increase of $16.6 million. The increase was primarily due to a $19.1 million change in non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps, as the favorable increase in the third quarter of 2023 was not as significant as the increase in the third quarter of 2022. Additionally, rising interest rates led to higher interest expense, higher costs in our pension plans, and higher costs with selling receivables in the Company's Receivables Sales Program. This was partially offset by $10.9 million of interest income received from the Company's Note Receivable.

Income Taxes — Income taxes were recognized at an effective rate of 27.4% in the third quarter of 2023 compared to (30.4)% recognized in the third quarter of 2022. The change in the Company's effective tax rate is primarily driven by tax expense recognized in 2022 related to a valuation allowance recorded against certain deferred tax assets and the restructuring of Canadian subsidiaries associated with the divestiture of a significant portion of the Meal Preparation business.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations was $2.7 million in the third quarter of 2023 compared to $78.5 million in the third quarter of 2022, a decrease of $75.8 million. The decrease is primarily due to a non-recurring loss on sale of business of $73.8 million recognized in the third quarter of 2022 as a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional details.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Continuing Operations

Net Sales — Net sales for the first nine months of 2023 totaled $2,520.8 million compared to $2,340.4 million for the same period last year, an increase of $180.4 million, or 7.7%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$2,340.4
Pricing	240.0	10.3%
Volume/mix excluding acquisitions	(89.8)	(3.9)
Volume/mix related to acquisitions	38.3	1.6
Foreign currency	(5.1)	(0.2)
Product recall	(3.0)	(0.1)
2023 Net sales	$2,520.8	7.7%

Volume/mix related to acquisitions		(1.6)
Foreign currency		0.2
Percent change in organic net sales		6.3%

The net sales increase of 7.7% was primarily driven by favorable pricing to recover commodity inflation, as well as the acquisition of the Coffee Roasting Capability. This was partially offset by declines in co-manufacturing and food-away-from-home volume, which is in line with broader macroeconomic consumption trends. Additionally, the exit of lower margin business and supply chain disruptions, including a voluntary product recall, impacted select categories.

Gross Profit — Gross profit as a percentage of net sales was 16.8% in the first nine months of 2023, compared to 14.8% in the first nine months of 2022, an increase of 2.0 percentage points. The increase is primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods and favorable category mix. This was partially offset by increased costs to invest in the supply chain to improve service levels, which included increased costs for labor and manufacturing plant maintenance.

Total Operating Expenses — Total operating expenses were $319.5 million in the first nine months of 2023 compared to $429.5 million in the first nine months of 2022, a decrease of $110.0 million. The decrease is primarily due to $35.2 million of TSA income, lower freight costs, lower professional fees for strategic growth initiatives, lower retention bonus expense, and lower severance expense.

Total Other Expense (Income) — Total other income of $30.6 million in the first nine months of 2022 decreased by $62.8 million to be total other expense of $32.2 million in the first nine months of 2023. The decrease was primarily due to a $77.9 million change in non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps, as the favorable increase in the first nine months of 2023 was not as significant as the increase in the first nine months of 2022. Additionally, rising interest rates led to higher costs with selling receivables in the Company's Receivables Sales Program, higher interest expense, and higher costs in our pension plans. This was partially offset by $32.3 million of interest income received from the Company's Note Receivable.

Income Taxes — Income taxes were recognized at an effective rate of 27.5% in the first nine months of 2023 compared to 5.0% recognized in the first nine months of 2022. The change in the Company's effective tax rate is primarily driven by tax expense recognized in 2022 related to a valuation allowance recorded against certain deferred tax assets and the restructuring of Canadian subsidiaries associated with the divestiture of a significant portion of the Meal Preparation business, and the change in the estimated amount of annual pre-tax earnings.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations was $7.0 million in the first nine months of 2023 compared to $74.0 million in the first nine months of 2022, a decrease of $67.0 million. The decrease is primarily due to a non-recurring loss on sale of business of $73.8 million recognized in the third quarter of 2022 as a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022. This was partially offset by non-recurring income from the divested Meal Preparation business in the first nine months of 2022. Refer to Note 5 of our Condensed Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note ("Seller Note Credit Agreement") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan had a balance of $425.2 million as of September 30, 2023. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our Seller Note Credit Agreement.

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance and accrued interest. The Company will follow its disciplined capital allocation strategy in deploying the proceeds.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $181.6 million was available under the Receivables Sales Program limit as of September 30, 2023. See Note 3 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $315.7 million was available under the Revolving Credit Facility as of September 30, 2023. On June 30, 2023, we completed the Coffee Roasting Capability acquisition for $92.2 million in cash and funded the purchase through borrowings from the Company’s Revolving Credit Facility. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Under the CARES Act, we deferred the payment of $21.7 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $9.4 million was paid in the first quarter of 2023.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$11.0	$(77.1)
Investing activities of continuing operations	(179.3)	(55.6)
Financing activities of continuing operations	98.7	(21.8)
Cash flows from discontinued operations	44.8	(74.1)

Operating Activities From Continuing Operations

Net cash provided by operating activities from continuing operations was $11.0 million in the first nine months of 2023 compared to $77.1 million net cash used in the first nine months of 2022, an increase in cash provided of $88.1 million. The cash flow increase was primarily attributable to higher cash earnings reflecting the Company's pricing actions to recover commodity and freight inflation experienced in prior periods. This was partially offset by a decrease in cash flows from the Receivables Sales Program due to reduced factoring utilization. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $179.3 million in the first nine months of 2023 compared to $55.6 million in the first nine months of 2022, an increase in cash used of $123.7 million. This was primarily driven by $102.2 million of cash used for the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. Additionally, the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million, higher capital expenditures for growth and supply chain initiatives as well as infrastructure and maintenance at our manufacturing plants, and non-recurring proceeds received from the sale of fixed assets in the first quarter of 2022 contributed to the increase in cash used. Capital expenditures during the first nine months of 2023 included growth initiatives for building depth through capacity and capability expansion.

Financing Activities From Continuing Operations

Net cash provided by financing activities from continuing operations was $98.7 million in the first nine months of 2023 compared to $21.8 million net cash used in financing activities from continuing operations in the first nine months of 2022, an increase in cash provided of $120.5 million. The increase in cash provided is due to a $155.3 million increase in cash drawn on the Revolving Credit Facility in the first nine months of 2023 to fund business acquisitions and invest in inventory to improve service levels. This was partially offset by common stock repurchases during the first nine months of 2023, which resulted in a non-recurring cash outflow of $50.0 million.

Cash Flows From Discontinued Operations

There was $44.8 million cash provided by discontinued operations in the first nine months of 2023 compared to $74.1 million of cash used in the first nine months of 2022, an increase in cash provided of $118.9 million. The increase in cash provided by discontinued operations is partially due to the completion of the sale of the Snack Bars Business on September 29, 2023, which resulted in a non-recurring cash inflow of $61.3 million from the buyer. Additionally, the increase was due to non-recurring cash used in operating and investing activities during the first nine months of 2022 from the divested Meal Preparation business sold on October 3, 2022. The increase in cash provided was partially offset by the finalization of the purchase price of the Meal Preparation business during the first nine months of 2023, which resulted in a cash payment of $15.2 million to the buyer. Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At September 30, 2023, we had $155.3 million outstanding under the Revolving Credit Facility, $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $0.7 million of finance lease obligations.

As of September 30, 2023, the Company had $155.3 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $315.7 million under the Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of September 30, 2023, we have an outstanding variable-rate debt balance of $1,060.3 million, and our interest rate swap agreements have a notional value of $875.0 million and mature on February 28, 2025. As a result, our variable-rate term loan debt is nearly fully hedged with our fixed rate interest rate swaps. Beginning July 1, 2023, SOFR became the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of September 30, 2023.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Nine Months Ended September 30, 2023
(Unaudited, in millions)
Net sales	$2,442.1
Gross profit (1)	414.4
Net income from continuing operations	65.1
Net income from discontinued operations	(7.0)
Net income	58.1

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	September 30, 2023	December 31, 2022
	(Unaudited, in millions)
Current assets	$741.3	$749.9
Noncurrent assets	3,268.5	3,190.4
Current liabilities	639.4	742.3
Noncurrent liabilities (2)	1,816.7	1,665.2

(1)For the nine months ended September 30, 2023, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $24.2 million of net sales to the Non-Guarantor Subsidiaries and $201.4 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $28.7 million and $13.2 million as of September 30, 2023 and December 31, 2022, respectively.

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

Adjusted Earnings Per Diluted Share, Adjusting for Certain Items Affecting Comparability

Adjusted earnings (loss) per diluted share ("adjusted diluted EPS") reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods. Adjusted EPS is presented as continuing operations, discontinued operations, and total. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company's performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The reconciliation of adjusted diluted EPS, excluding certain items affecting comparability, to the relevant GAAP measure of diluted EPS as presented in the Condensed Consolidated Statements of Operations, is as follows:

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited)			(unaudited)
Diluted EPS (GAAP)		$0.17	$(0.05)	$0.13	$0.93	$(0.12)	$0.80
(Gain) loss on sale of business	(1)	—	(0.03)	(0.03)	—	0.03	0.03
Growth, reinvestment, restructuring programs & other	(2)	0.17	—	0.17	0.60	—	0.60
Product recall and related costs	(3)	0.20	—	0.20	0.20	—	0.20
Divestiture, acquisition, integration, and related costs	(4)	0.09	—	0.09	0.24	—	0.24
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	0.04	—	0.04	—	—	—
Mark-to-market adjustments	(6)	0.04	—	0.04	(0.03)	—	(0.03)
Tax indemnification	(7)	—	—	—	—	(0.02)	(0.01)
Shareholder activism	(8)	—	—	—	—	—	0.01
Central services and conveyed employee costs	(9)	—	—	—	—	—	—
Litigation matter	(10)	—	—	—	—	—	—
Taxes on adjusting items		(0.14)	—	(0.14)	(0.24)	0.02	(0.23)
Adjusted diluted EPS (Non-GAAP)		$0.57	$(0.08)	$0.50	$1.70	$(0.09)	$1.61

The sum of the individual per share amounts may not add due to rounding.

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited)			(unaudited)
Diluted EPS (GAAP)		$(0.21)	$(1.40)	$(1.61)	$(0.87)	$(1.32)	$(2.19)
Loss on sale of business	(1)	—	1.31	1.31	—	1.31	1.31
Growth, reinvestment, restructuring programs & other	(2)	0.40	0.02	0.42	1.18	0.09	1.26
Product recall and related costs	(3)	—	—	—	—	—	—
Divestiture, acquisition, integration, and related costs	(4)	0.15	0.17	0.31	0.33	0.55	0.88
Foreign currency loss on re-measurement of intercompany notes	(5)	0.03	0.06	0.09	0.02	0.05	0.07
Mark-to-market adjustments	(6)	(0.30)	—	(0.30)	(1.41)	—	(1.41)
Tax indemnification	(7)	—	—	—	—	—	—
Shareholder activism	(8)	0.01	—	0.01	0.04	—	0.04
Central services and conveyed employee costs	(9)	0.38	(0.38)	—	1.15	(1.15)	—
Litigation matter	(10)	—	—	—	0.01	—	0.01
Taxes on adjusting items		(0.10)	0.05	(0.05)	(0.14)	0.17	0.03
Adjusted diluted EPS (Non-GAAP)		$0.36	$(0.17)	$0.18	$0.31	$(0.30)	$—

The sum of the individual per share amounts may not add due to rounding.

During the three and nine months ended September 30, 2023 and 2022, the Company entered into transactions that affected the year-over-year comparison of its financial results as follows:

(1)
For the three and nine months ended September 30, 2023, the Company recognized an expected gain on disposal of the Snack Bars Business of $1.2 million. Additionally, loss on disposal adjustments related to the sale of a significant portion of the Meal Preparation business of $(0.7) million and $2.8 million were recognized for the three and nine months ended September 30, 2023, respectively. For the three and nine months ended September 30, 2022, the Company recognized an expected loss on disposal of a significant portion of the Meal Preparation business of $73.8 million.

Refer to Note 5 to our Condensed Consolidated Financial Statements for additional information

(2)	The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company.

Refer to Note 2 to our Condensed Consolidated Financial Statements for additional information.

(3)
On September 22, 2023, the Company initiated a voluntary recall of broth products produced at its Cambridge, Maryland facility. These broth products may have the potential for non-pathogenic microbial contamination due to lack of sterility assurance. The Company recognized costs of $8.7 million which include, but are not limited to, a product recall liability recognized for logistics costs and product returns, plant shutdown costs, and inventory write-offs for the three and nine months ended September 30, 2023. Additionally, the Company recognized an inventory write-off of $2.5 million for a packaging quality matter for the three and nine months ended September 30, 2023.

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

Refer to Note 18 to our Condensed Consolidated Financial Statements for additional information.

(7)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(8)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(9)
As a result of the sale of a significant portion of the Meal Preparation business in the fourth quarter of 2022, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse and include employee and non-employee expenses to support the services. There were no costs for the three and nine months ended September 30, 2023. For three and nine months ended September 30, 2022, central service costs were approximately $13.4 million and $40.2 million, respectively.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale. There were no costs for the three and nine months ended September 30, 2023. For the three and nine months ended September 30, 2022, conveyed employee costs were approximately $8.1 million and $24.8 million, respectively.

(10)
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

Adjusted Net Income (Loss), Adjusted EBIT, Adjusted EBITDA, Adjusted EBITDAS, Adjusted Net Income (Loss) Margin, Adjusted EBIT Margin, Adjusted EBITDA Margin, and Adjusted EBITDAS Margin, Adjusting for Certain Items Affecting Comparability

Adjusted net income (loss) represents GAAP net income (loss) as reported in the Condensed Consolidated Statements of Operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. Adjusted net income (loss) is presented as continuing operations, discontinued operations, and total. This information is provided in order to allow investors to make meaningful comparisons of the Company's earnings performance between periods and to view the Company's business from the same perspective as Company management. This measure is also used as a component of the Board of Directors' measurement of the Company's performance for incentive compensation purposes and is the basis of calculating the adjusted diluted EPS metric outlined above.
Adjusted EBIT represents adjusted net income (loss) before interest expense, interest income, and income tax expense. Adjusted EBITDA represents adjusted net income (loss) before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDAS represents adjusted EBITDA before non-cash stock-based compensation expense. Adjusted EBIT, adjusted EBITDA, and adjusted EBITDAS are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company's operating performance between periods and as a component of our debt covenant calculations. Adjusted EBIT, adjusted EBITDA, and adjusted EBITDAS are presented as continuing operations, discontinued operations, and total.
Adjusted net income (loss) margin, adjusted EBIT margin, adjusted EBITDA margin, and adjusted EBITDAS margin are calculated as the respective metric defined above as a percentage of net sales as reported in the Condensed Consolidated Statements of Operations for continuing operations and net sales reported in discontinued operations adjusted for items that, in management's judgment, significantly affect the assessment of earnings results between periods as outlined in the adjusted diluted EPS section above. Adjusted net income (loss) margin, adjusted EBIT margin, adjusted EBITDA margin, and adjusted EBITDAS margin are presented as continuing operations, discontinued operations, and total.

Adjusted Gross Profit from Continuing Operations

Adjusted gross profit from continuing operations is defined as gross profit from continuing operations adjusted for items that, in management's judgment, significantly affect the assessment of gross profit from continuing operations between periods and allows the reader to view the Company's business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates.

The following table reconciles the Company's net income (loss) as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted net income (loss), Adjusted EBIT, Adjusted EBITDA, and Adjusted EBITDAS for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited, in millions)
Net income (loss) (GAAP)		$9.8	$(2.7)	$7.1	$52.6	$(7.0)	$45.6
(Gain) loss on sale of business	(1)	—	(1.9)	(1.9)	—	1.6	1.6
Growth, reinvestment, restructuring programs & other	(2)	9.7	—	9.7	33.9	—	33.9
Product recall and related costs	(3)	11.2	—	11.2	11.2	—	11.2
Divestiture, acquisition, integration, and related costs	(4)	4.9	0.1	5.0	13.5	0.1	13.6
Foreign currency loss (gain) on re-measurement of intercompany notes	(5)	2.5	—	2.5	(0.2)	—	(0.2)
Mark-to-market adjustments	(6)	2.0	—	2.0	(1.5)	—	(1.5)
Tax indemnification	(7)	—	—	—	0.3	(1.1)	(0.8)
Shareholder activism	(8)	—	—	—	0.3	—	0.3
Central services and conveyed employee costs	(9)	—	—	—	—	—	—
Litigation matter	(10)	—	—	—	—	—	—
Less: Taxes on adjusting items		(7.7)	0.2	(7.5)	(13.7)	1.2	(12.5)
Adjusted net income (loss) (Non-GAAP)		32.4	(4.3)	28.1	96.4	(5.2)	91.2
Interest expense		20.9	—	20.9	57.9	—	57.9
Interest income		(10.8)	—	(10.8)	(36.2)	—	(36.2)
Income taxes		3.7	(0.5)	3.2	20.0	(1.0)	19.0
Add: Taxes on adjusting items		7.7	(0.2)	7.5	13.7	(1.2)	12.5
Adjusted EBIT (Non-GAAP)		53.9	(5.0)	48.9	151.8	(7.4)	144.4
Depreciation and amortization		36.0	1.0	37.0	105.7	3.0	108.7
Adjusted EBITDA (Non-GAAP)		89.9	(4.0)	85.9	257.5	(4.4)	253.1
Stock-based compensation expense	(11)	3.6	—	3.6	12.1	—	12.1
Adjusted EBITDAS (Non-GAAP)		$93.5	$(4.0)	$89.5	$269.6	$(4.4)	$265.2

Net income (loss) margin		1.1%	(6.7)%	0.8%	2.1%	(5.8)%	1.7%
Adjusted net income (loss) margin		3.8%	(10.7)%	3.1%	3.8%	(4.3)%	3.5%
Adjusted EBIT margin		6.2%	(12.4)%	5.4%	6.0%	(6.1)%	5.5%
Adjusted EBITDA margin		10.4%	(9.9)%	9.5%	10.2%	(3.6)%	9.6%
Adjusted EBITDAS margin		10.8%	(9.9)%	9.9%	10.7%	(3.6)%	10.0%

		Three Months Ended September 30, 2022			Nine Months Ended September 30, 2022
		Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
		(unaudited, in millions)
Net (loss) income (GAAP)		$(12.0)	$(78.5)	$(90.5)	$(48.9)	$(74.0)	$(122.9)
Loss on sale of business	(1)	—	73.8	73.8	—	73.8	73.8
Growth, reinvestment, restructuring programs & other	(2)	22.4	1.2	23.6	66.4	4.9	71.3
Product recall and related costs	(3)	—	—	—	—	—	—
Divestiture, acquisition, integration, and related costs	(4)	8.2	9.4	17.6	18.4	31.0	49.4
Foreign currency loss on re-measurement of intercompany notes	(5)	1.8	3.2	5.0	1.4	2.7	4.1
Mark-to-market adjustments	(6)	(17.1)	(0.1)	(17.2)	(79.4)	(0.1)	(79.5)
Tax indemnification	(7)	—	—	—	—	0.1	0.1
Shareholder activism	(8)	0.4	—	0.4	2.1	—	2.1
Central services and conveyed employee costs	(9)	21.5	(21.5)	—	65.0	(65.0)	—
Litigation matter	(10)	—	—	—	0.4	—	0.4
Less: Taxes on adjusting items		(5.1)	2.7	(2.4)	(7.9)	9.7	1.8
Adjusted net income (loss) (Non-GAAP)		20.1	(9.8)	10.3	17.5	(16.9)	0.6
Interest expense		17.5	5.3	22.8	51.2	11.4	62.6
Interest income		(0.1)	—	(0.1)	(4.4)	—	(4.4)
Income taxes		2.8	(0.2)	2.6	(2.6)	2.4	(0.2)
Add: Taxes on adjusting items		5.1	(2.7)	2.4	7.9	(9.7)	(1.8)
Adjusted EBIT (Non-GAAP)		45.4	(7.4)	38.0	69.6	(12.8)	56.8
Depreciation and amortization		34.2	17.2	51.4	103.6	52.9	156.5
Adjusted EBITDA (Non-GAAP)		79.6	9.8	89.4	173.2	40.1	213.3
Stock-based compensation expense	(11)	3.8	0.7	4.5	10.7	2.2	12.9
Adjusted EBITDAS (Non-GAAP)		$83.4	$10.5	$93.9	$183.9	$42.3	$226.2

Net (loss) income margin		(1.4)%	(16.8)%	(7.0)%	(2.1)%	(5.7)%	(3.4)%
Adjusted net income (loss) margin		2.4%	(2.1)%	0.8%	0.7%	(1.3)%	—%
Adjusted EBIT margin		5.5%	(1.6)%	2.9%	3.0%	(1.0)%	1.6%
Adjusted EBITDA margin		9.6%	2.1%	6.9%	7.4%	3.1%	5.9%
Adjusted EBITDAS margin		10.0%	2.3%	7.2%	7.9%	3.3%	6.2%

The following table reconciles the Company's gross profit from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to Adjusted gross profit from continuing operations for the three and nine months ended September 30, 2023 and 2022:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2023	2022	2023	2022
		(unaudited, in millions)
Net sales		$863.3	$832.9	$2,520.8	$2,340.4
Cost of sales		725.8	700.0	2,096.5	1,993.0
Gross profit		137.5	132.9	424.3	347.4
Gross profit as a percentage of net sales		15.9%	16.0%	16.8%	14.8%

Product recall and related costs	(3)	11.2	—	11.2	—
Divestiture, acquisition, integration, and related costs	(4)	1.0	—	1.0	1.6
Central services and conveyed employee costs	(9)	—	5.0	—	14.9
Adjusted gross profit from continuing operations		$149.7	$137.9	$436.5	$363.9
Adjusted gross profit from continuing operations as a percentage of net sales		17.3%	16.6%	17.3%	15.5%

		Location in Condensed	Three Months Ended September 30,		Nine Months Ended September 30,
		Consolidated Statements of Operations	2023	2022	2023	2022
			(Unaudited, in millions)
(1)	(Gain) loss on sale of business	Net loss from discontinued operations	$(1.9)	$73.8	$1.6	$73.8
(2)	Growth, reinvestment, and restructuring programs	Other operating (income) expense, net	9.7	22.4	33.9	66.4
		Net loss from discontinued operations	—	1.2	—	4.9
(3)	Product recall and related costs	Cost of sales	8.2	—	8.2	—
		Net sales	3.0	—	3.0	—
(4)	Divestiture, acquisition, integration, and related costs	General and administrative	3.9	7.2	11.6	15.7
		Other operating (income) expense, net	—	1.0	0.9	1.1
		Cost of sales	1.0	—	1.0	1.6
		Net loss from discontinued operations	0.1	9.4	0.1	31.0
(5)	Foreign currency (gain) loss on re-measurement of intercompany notes	Loss on foreign currency exchange	2.5	1.8	(0.2)	1.4
		Net loss from discontinued operations	—	3.2	—	2.7
(6)	Mark-to-market adjustments	Other expense (income), net	2.0	(17.1)	(1.5)	(79.4)
		Net loss from discontinued operations	—	(0.1)	—	(0.1)
(7)	Tax indemnification	Other expense (income), net	—	—	0.3	—
		Net loss from discontinued operations	—	—	(1.1)	0.1
(8)	Shareholder activism	General and administrative	—	0.4	0.3	2.1
(9)	Central services and conveyed employee costs	Cost of sales	—	5.0	—	14.9
		General and administrative	—	16.5	—	50.1
		Net loss from discontinued operations	—	(21.5)	—	(65.0)
(10)	Litigation matter	General and administrative	—	—	—	0.4
(11)	Stock-based compensation expense included as an adjusting item	Other operating (income) expense, net	2.4	2.3	7.0	4.5
		Net loss from discontinued operations	—	—	0.1	(0.5)

Free Cash Flow From Continuing Operations

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash provided by (used in) operating activities from continuing operations less capital expenditures. We believe free cash flow is an important measure of operating performance because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow provided by (used in) operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure).

	Nine Months Ended September 30,
	2023	2022
	(In millions)
Cash flow provided by (used in) operating activities from continuing operations	$11.0	$(77.1)
Less: Capital expenditures	(77.1)	(60.4)
Free cash flow from continuing operations	$(66.1)	$(137.5)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 17 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

The Company has considered all recent accounting pronouncements and has concluded there are no new pronouncements that had or will have a material impact on the Company’s results of operations, comprehensive income, financial condition, cash flows, shareholders’ equity or related disclosures based on current information.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2022. There were no material changes to the Company's critical accounting estimates in the three and nine months ended September 30, 2023.

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

As of September 30, 2023, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisitions. The net sales and total assets of the acquisitions represented approximately 1.5% and 2.8%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2023.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization. The stock repurchase program does not have an expiration date. Any shares repurchased will be held as treasury stock.

The following table presents the total number of shares of common stock purchased during the third quarter of 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may not yet be Purchased under the Program
	(In millions)
July 1 through July 31, 2023	$—	—	—	$266.7
August 1 through August 31, 2023	46.58	1.0	1.0	219.1
September 1 through September 30, 2023	46.74	0.1	0.1	216.7
For the Quarter Ended September 30, 2023	$46.59	1.1	1.1	$216.7

For the quarter ended September 30, 2023, the Company repurchased approximately 1.1 million shares of common stock for a total of $50.0 million, excluding excise tax. Weighted average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended May 26, 2023, is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 30, 2023.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated May 30, 2023.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: November 6, 2023	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer