Form 10-K
period 2023-12-31
TreeHouse Foods, Inc.
filed 2024-02-16
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 30, 2023, based on the $50.38 per share closing price on the New York Stock Exchange on such date, was approximately $2,822.0 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2024 was 54.1 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this report relates pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: risks related to quality issues, disruptions, or inefficiencies in our supply chain and/or operations; loss or consolidation of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences and the prevalence of weight loss drugs; the outcome of litigation and regulatory proceedings to which we and/or our customers may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; geopolitical events; changes in weather conditions, climate changes, and natural disasters; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the "SEC").
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
TreeHouse is a leading private brands snacking and beverage manufacturer in North America. Our purpose is to engage and delight - one customer at a time. Through our customer focus and category experience, we strive to deliver excellent service, build capabilities and provide insights to drive mutually profitable growth for both TreeHouse and our customers. Our purpose is supported by investments in depth, capabilities and operational efficiencies which are aimed to capitalize on the long-term growth prospects within the categories where we operate.
TreeHouse was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders. The spin-off was completed on June 27, 2005, after which TreeHouse operated largely as a private brands aggregator, acquiring new businesses and categories in order to expand its product offerings. In 2016, TreeHouse purchased the Private Brands business from ConAgra Foods (currently known as Conagra Brands), representing the largest acquisition in its history and nearly doubling the size of the Company. The acquisition required that TreeHouse focus on becoming an integrated, more efficient and effective operating company. Following the acquisition, the Company consolidated its manufacturing, distribution and IT systems, built and launched a new commercial organization, centralized its operations, and better optimized the portfolio through a number of divestitures. More recently, the Company has refined its strategic priorities to become a more focused category leader. In 2022, TreeHouse completed the divestiture of a significant portion of its Meal Preparation business to better focus the portfolio on higher-growth, higher-margin snacking and beverage categories. The Company continues to evaluate strategic growth opportunities to invest in its commercial organization.
TreeHouse believes it is well positioned across attractive snacking and beverage growth categories fueled by strong underlying consumer demand trends. Our portfolio includes snacking offerings (crackers, pretzels, in-store bakery items, frozen griddle items, cookies, and unique candy offerings), beverages & drink mix offerings (non-dairy creamer, coffee, broths/stocks, powdered beverages and other blends, tea, and ready-to-drink-beverages), as well as other grocery offerings (pickles, refrigerated dough, hot cereal, and cheese & pudding). The Company sells its products across various channels including retail grocery, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. TreeHouse also offers its customer partners a range of value and nutritional solutions, including natural, organic and gluten free offerings, providing each the capability to meet the unique needs of their consumers.
Recent Acquisitions and Divestitures
On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada.
On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Transaction" or the "Snack Bars Business"). The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. The Snack Bars Transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. Beginning in the third quarter of 2023, the Snack Bars Business is presented as a component of discontinued operations and has been excluded from continuing operations for all periods presented.
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

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth. The seasoned pretzel acquisition expands our current portfolio of traditional, filled and enrobed pretzels and extends our capabilities into this growing sub-sector of the Pretzels category.

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business"), including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces. The Meal Preparation Business consists of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Meal Preparation Business had been classified as a discontinued operation.
On June 1, 2021, the Company completed the sale of its RTE Cereal business to Post Holdings, Inc. ("Post"). RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada. The RTE Cereal business had been classified as a discontinued operation.
Refer to Note 7 to our Consolidated Financial Statements for additional information.

Our Strategy
Our strategic ambition is platform leadership in consumer trending categories. Our strategic plan is anchored on four strategic growth pillars that build upon the work we have accomplished over the last several years related to commercial excellence, operational excellence, portfolio optimization and people & talent. Our strategic growth pillars include:
•World Class Supply Chain. We strive to have an agile, resilient supply chain that seamlessly integrates customer demand, materials availability, manufacturing capacity and cost efficiency. We are making investments to support both our suppliers in delivering key inputs and our manufacturing capacity to not only fulfill the growing demand for private brands, but the flexibility to meet our customers' and consumers' needs as they change. Delivering the best quality, cost, and service to our customers are critical to achieving our strategic ambition.

•Platform Depth. We are making investments throughout our business to build and further develop capabilities such as innovation pipelines, additional manufacturing capacity, and/or category and consumer insights, in order to drive growth and category leadership. By supplementing our capabilities in attractive growth categories, we believe we are better positioned to drive growth, not only for TreeHouse, but also for our customers.

•Strategic Customer Partnerships. We serve as the supply chain for our customers' brands. It is of the utmost importance that we proactively engage with those customers with whom our goals are aligned - to drive both growth and profitability through a focused private brands strategy. We strive to do this by:
•maintaining an unrelenting focus on the customer at the heart of everything that we do, recognizing our customers' needs and challenges;
•understanding how we can collaborate to better grow together;
•continuing to produce products that meet quality and safety standards and are competitively priced;
•providing timely, relevant category and consumer insights; and
•executing on each of our commitments with the highest level of service.

•Talent Leader. Our people and talent are critical to achieving our strategic ambition. Our focus on being the employer of choice, by developing our talent and engaging employees, demonstrates our commitment and understanding of the importance of having a strong workforce. In addition, we seek to develop a higher performance culture by aligning our employee incentive plans to our four strategic growth pillars.

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

A relatively limited number of customers account for a large percentage of our consolidated net sales from continuing operations. For the year ended December 31, 2023, our ten largest customers accounted for approximately 56.7% of our consolidated net sales from continuing operations. For the years ended December 31, 2023, 2022 and 2021, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.4%, 21.1%, and 20.6%, respectively, of our consolidated net sales from continuing operations. No other customer accounted for 10% or more of the Company’s consolidated net sales from continuing operations.

Markets and Competition

The private brands food and beverage market has been growing. Over the last several decades, private brands have had a history of consistently gaining market share, with share gains more prominent during recessionary periods when consumers seek value. Key factors driving private brands growth include growing consumer adoption, improved quality, unique product offerings, and greater retailer emphasis and strategic focus on building shopper loyalty and experiences through private brands.

Over the last several years, consumers have faced significant inflationary pressure, which has strengthened the private brands value proposition and supported private brands unit share gains in our categories across the retail channel. Our retail business has also seen strong demand during this time period; however, labor and materials availability, and industry-wide supply chain disruption had constrained our ability to service all of the customer orders we have received in the last several years. In 2023, as the industry-wide labor and supply chain disruption eased, we returned service back to target levels across many of our categories.

We have several competitors in each of our channels. For sales of private brands products to our customers, the principal competitive factors are product quality, reliability of service, and price. In addition, while we primarily manufacture private brands products, we do manufacture some branded products. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Some of our branded competitors have significantly greater resources and brand recognition than we do.

We believe our strategies for competing in private brands, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and competitive pricing, allow us to compete effectively.

Resources

Raw Materials and Supplies: Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers, although supply chain disruption in 2021 and 2022 challenged and delayed timing of availability from our suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Seasonality
In the aggregate, our sales are generally weighted slightly toward the second half of the year, particularly the fourth quarter, with a more pronounced impact on profitability. Products that show a higher level of seasonality include non-dairy creamer, coffee, tea, hot cereal, in-store bakery items, and refrigerated dough products, all of which generally have higher sales in the first and fourth quarters. Additionally, sales of broth are generally higher in the fourth quarter, and sales of candy, cookies, crackers, pretzels, and cheese & pudding are generally higher in the third and fourth quarters. Frozen griddle items are generally less seasonal with consistency across each quarter. Warmer weather products such as pickles typically have higher sales in the second quarter, while ready-to-drink beverages, powdered beverages, other blends generally show higher sales in the second and third quarters. The higher sales during seasonal periods impact our profitability as our manufacturing plants run at higher capacities and have more favorable fixed cost overhead absorption due to the higher volumes.
Our short-term financing needs are primarily for financing working capital and are generally highest in the first half of the year as inventory levels increase relative to the second half of the year, due to the seasonal nature of our business. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the first half of the year, while cash flow is highest in the second half of the year following the seasonality of our sales.
In 2021 and 2022, the impact on profitability from our seasonality was disrupted by commodity inflation, supply chain disruption, and labor shortages. For additional discussion on product consumption patterns due to commodity inflation and supply chain disruption, see Part II, Item 7 - Known Trends or Uncertainties.
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
Human Capital

We believe creating a values-led, high performance workforce and becoming a talent leader is key to achieving success in our growth strategy. Our human capital initiatives are grounded in our set of values called The TreeHouse Way, which includes: Own It, Commit to Excellence, Be Agile, Speak Up, and Better Together. Aligning to these values enables our people to more effectively collaborate, execute, and take advantage of the growth opportunities for our business. We drive our culture and human capital strategies by embedding these values across the employee management process by operationalizing these values in our hiring practices, performance management processes, and our approach to leadership development and training.

As of December 31, 2023, our work force consisted of approximately 7,400 full-time employees, with 6,000 in the United States and 1,400 in Canada. Approximately 1,900 were salaried, and 5,500 were hourly employees. Approximately 2,100 were unionized, and 5,300 were non-union employees. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Key areas of focus for the Company include:

Health and Safety: The safety of our employees is a top priority. Our business could not operate without our team members, and our plant employees are essential to the success of our company. TreeHouse is committed to creating a culture of Environmental, Health, Safety ("EHS") Excellence through personal responsibility and risk prevention. We have established a common plant structure for our EHS organization at our facilities. This allows us to proactively identify improvement opportunities by leveraging best practices and better focus our resources on safety risk identification and mitigation. Paired with the development of frontline employee safety committees, our employees at all levels are able to take ownership over creating a safety-first workplace and culture. Safety is incorporated into our TreeHouse Management Operating System ("TMOS") and under TMOS, our plants are accountable to EHS Improvement Plans, Environmental Compliance Plans and standardized Incident Investigation and Communication processes.

Culture: We are committed to building a diverse team, fostering an inclusive culture, and investing in equity across our organization. We believe building a team diverse in ideas, experiences, and backgrounds enables us to be more successful in our jobs and better address the needs of customers and consumers. The importance placed on diversity, equity, and inclusion begins at the top of our organization and is exemplified by our Board of Directors (the "Board"), where three of nine directors are women and two of nine directors are racially or ethnically diverse. Our Board oversees our ESG strategy, including through its Nominating and Corporate Governance Committee, which regularly reviews the Company’s ESG activities, developments, goals and objectives, including the Company’s ESG programs and disclosures. The Compensation Committee of our Board meets with the Company’s ESG Steering Committee to review human capital activities, developments, goals and objectives incorporated into the Company’s ESG initiatives. Our ESG Steering Committee drives our activities in this space, and is composed of our Executive Leadership Team, including our Chairman, CEO, and President. This committee is supported by four subcommittees and our ESG team, which is led by our VP, ESG & Deputy General Counsel, who reports to our EVP, Chief Human Resources Officer & General Counsel. Our DEI & Culture Council, which is the subcommittee that guides our work in this area, is led by our Director of DEI and is composed of individuals from various levels and functions throughout the organization, including the leaders of each of our four Employee Resource Groups ("ERGs"), working together to shape and advance our DEI commitments.

To continue to drive our diversity goals and build a culture of inclusion, we have established a multi-year DEI Strategic Roadmap and a governance model that engages leadership at all levels of the organization. Our DEI Strategic Roadmap is an enterprise-wide approach to accelerating our DEI journey. Our DEI work is guided by the pillars of this DEI Strategic Roadmap: Representation, Education, and Career Advancement.

In furtherance of our DEI Strategic Roadmap, we invest time and resources to create a workforce that is representative of the communities in which they are located, and we utilize best practices to recruit and retain our diverse talent. In 2023, we expanded our diversity recruitment strategies focused on strengthening the diversity of candidate slates by attending various career fairs, including the National Black MBA Association Career Expo, Hispanic-Serving Institution Career Fair and Service Academy Career Conference. We educate our leaders and employees on how best to contribute to an inclusive culture through continuing education and training to increase DEI awareness and to foster an employee experience where everyone feels a sense of belonging. Additionally, our ERGs help us make progress on our DEI Strategic Roadmap. In 2023, we maintained four ERGs: Parents & Caregivers Network, TreeHouse’s Black Employee Resource Group, Women at TreeHouse and Free To Be Me (our LGBTQIA+ resource group). These ERGs play a critical role in attracting diverse talent, providing mentorship and career development opportunities, delivering commercial business insights and connecting people to the Company and the communities where we do business.

As of December 31, 2023, 42% and 48% of our hourly and salaried workforce, respectively, were women, and 39% and 21% of our hourly and salaried workforce, respectively, were from racially or ethnically underrepresented groups.

Learning and Development: Each year, we conduct an Employee Engagement Survey, leveraging those results to continue to work to improve the employee experience and value proposition. One of our most significant investments, in response to our Employee Engagement Survey and other feedback mechanisms, is in an educational platform we refer to internally as DevelopU. Knowing that development is important in enhancing our employees' skills, knowledge and capabilities to drive performance, employee engagement and to contribute to continued success, we have designed DevelopU with learning automation, a robust content library of more than 10,000 courses, and flexible learning solutions. Beyond DevelopU, we pursue a multifaceted approach to career development and continuous learning that also includes a comprehensive onboarding program, formal training, career development tools and leadership development, with particular attention paid to developing leadership capability.

Compensation and Benefits: TreeHouse offers competitive pay and benefit packages, designed to drive our performance-based culture and celebrate our collective organizational success. We are committed to and invest heavily in providing employees with comprehensive, market-competitive benefits that support our employees’ health, wealth, and balance. For US employees, we offer a variety of medical plans (including prescription drug coverage) with a range of coverage levels and costs that allows our employees to select the plan that best meets their individual needs. In addition, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, leave, care benefits (including back-up child/elder care), tuition reimbursement programs, a 401(k) retirement plan with matching company contributions, life insurance, and voluntary short-term and long-term disability insurance. For Canadian employees, we provide group benefits including health and dental, life, family life, accidental death and dismemberment insurance and disability coverage, and group retirement savings plans with matching company contributions. Canadian employees are also eligible for paid time off, employee assistance, virtual healthcare, and tuition reimbursement programs.

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

Our ability to manufacture, move, and sell products is critical to our success. We are subject to damage or disruption to raw material supplies or our manufacturing or distribution capabilities (in particular, to the extent that our raw materials are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, war, adverse geopolitical events such as the Russia-Ukraine war and conflict in the Middle East, pandemics and public health crises, strikes, labor shortages, freight transportation availability and transport capacity constraints, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture, move, or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

We are dependent upon third party suppliers and manufacturers for the manufacturing and packaging of our products. Our operating results are adversely affected if we do not manage our supply chain effectively.

The success of our business depends, in part, on maintaining a strong sourcing and manufacturing platform. The inability of any supplier of raw materials or packaging, independent co-packer, or third-party distributor to deliver or perform for us in a timely or cost-effective manner, while also meeting quality standards, could cause our operating costs to increase and our profit margins to decrease, especially as it relates to our products that have a short shelf life. We must continuously monitor our inventory and product mix against forecasted demand or risk having inadequate supplies to meet consumer demand as well as having too much inventory on hand that may reach its expiration date and become unsaleable. Additionally, the potential for the consolidation of our suppliers increases the risk that adverse changes in their business operations or financial performance will have a corresponding material adverse effect on our operating results.

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

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which have negatively impacted our profitability. Labor shortages or lack of skilled labor have led to increases in costs to meet demand as we pay overtime and roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing all demand or operating our manufacturing and distribution facilities efficiently. Pandemics or public health crises have caused illness as well as travel and government restrictions that have negatively impacted our operations by causing labor shortages and shutdowns of manufacturing facilities. Further, we distribute our products and receive materials through the freight transportation market, and reduced trucking capacity due to shortages of drivers can increase costs and reduce service levels due to lack of freight transportation availability. Additionally, an inability to enhance robotic technology to automate processes in our manufacturing and distribution facilities could make us dependent on a labor force in tighter markets. Any substantial increase in these costs negatively impact on our profitability.

We operate in the highly competitive and rapidly changing food industry.

The food industry is highly competitive, and faces increased competition as a result of consolidation, channel proliferation, and the growth of online food retailers and new market participants. We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing, technological, and other resources, and competition with them in our various business segments and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in monitoring trends and introducing new products.

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

As new and evolving distribution channels acquire greater attention with consumers, we will need to evaluate whether our business methods and processes can be utilized or adopted in a manner that permits us to successfully serve these distribution channels. Our inability to offer competitive and innovative products to these customer segments could have an adverse impact on our results of operations.

As we are dependent upon a limited number of customers, the loss of a significant customer or consolidation of our customer base could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high-volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2023, our ten largest customers accounted for approximately 56.7% of our consolidated net sales from continuing operations, and our largest customer, Walmart Inc. and its affiliates, accounted for approximately 22.4% of our consolidated net sales from continuing operations. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. Our customers may also consider opportunities for dual sourcing, resulting in additional competition and a potential decline in sales. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems, including the internet, to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. These information technology systems, some of which are dependent on services provided by third parties, are susceptible to damage, invasions, disruptions, or shutdowns due to hardware failures, computer viruses, hacker attacks, and other cybersecurity risks, telecommunication failures, user errors, employee error or malfeasance, catastrophic events, natural disasters, fire or other factors. Also, the rapid evolution and increased adoption of artificial intelligence technologies may intensify our cybersecurity risks. Additionally, as a result of state-sponsored cyber threats including those stemming from the Russia-Ukraine war, we may face increased cybersecurity risks as companies based in the United States and its allied countries have become targets of malicious cyber activity. If we are unable to prevent, anticipate or adequately respond to and resolve these breaches, disruptions or failures, our business may be materially disrupted, and we may suffer other adverse consequences such as significant data loss, financial or reputational damage or penalties, legal claims or proceedings, remediation costs, or the loss of sales or customers.

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

There is no guarantee that we will be successful in defending ourselves in civil, criminal, or regulatory actions, including under general, commercial, employment, environmental, data privacy or security, intellectual property, food quality and safety, anti-trust and trade, advertising and claims, and environmental laws and regulations, or in asserting our rights under various laws. For example, our Company could face allegations of false or deceptive advertising or other criticisms which could end up in litigation and result in potential liabilities or costs. In addition, we could incur substantial costs and fees in defending ourselves and our customers or in asserting our rights in these actions or meeting new legal requirements. The costs and other effects of potential and pending litigation and administrative actions against us, and new legal requirements, cannot be determined with certainty and may differ from expectations.

We are subject to product liability claims for misbranded, adulterated, contaminated, or spoiled food products.

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged illness or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to divert time and resources from business operations to defending such claims. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, product rework, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations, or cash flows.

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

Competition to obtain shelf space for our branded products with retailers is primarily based on the expected or historical performance of our product sales relative to our competitors. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Some of our branded competitors have significantly greater resources and brand recognition than we do. There can be no assurance that retailers will provide sufficient, or any, shelf space for our products. Even if we obtain shelf space or preferable shelf placement, our new and existing products may fail to achieve the sales expectations set by our retailers, potentially causing these retailers to remove our products from their shelves.

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

As of December 31, 2023, we have $1,824.7 million of goodwill and $257.4 million of other intangible assets. Additionally, we have $737.6 million of property, plant, and equipment and $193.0 million of operating lease right-of-use assets as of December 31, 2023.

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

Future impairments on goodwill or long-lived assets could impact our future financial position and results of operations.

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

The costs of raw materials, packaging materials, and fuel have varied widely in recent years and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions, labor shortages or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues, pandemics and public health crises, geopolitical events, or other catastrophic events. While we have seen some commodities move lower relative to recent all-time highs, many of our ingredients and packaging inputs still remain elevated compared to historical levels. The Federal Reserve has previously taken actions to reduce domestic inflation by raising interest rates. However, input costs could continue to be volatile due to other external events such as the Russia-Ukraine war, conflict in the Middle East, or any other geopolitical conflicts. Although we have no direct exposure to Russia, Ukraine, or the Middle East, our supply chain may be adversely impacted by the Russia-Ukraine war and conflict in the Middle East. We continue to face other challenges and risks arising from the war including added costs to existing inflationary pressures through increased fuel and raw material prices and labor costs.

We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. During 2022 and 2023, the overall global economy has experienced significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, and there can be no assurance that our hedging activities will result in the optimal price. When feasible, we attempt to offset the effect of such increases by raising prices to our customers. However, changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures may also limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. In conditions of increasing input cost inflation, the ability to produce realistic, relevant and reliable forecast information could be materially affected which may result in misleading guidance leading to reputational damage. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs.

We may be unable to anticipate changes in consumer preferences, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes, quality demands, eating habits, and overall purchasing trends of consumers and to offer products that appeal to their preferences. Purchasing trends are influenced by macro environment factors. These include, but are not limited to, at-home vs. food-away-from home consumption, consumer income and government stimulus, inflation, and unemployment. Consumer preferences change from time to time, and our failure to timely anticipate, identify, or react to these changes could result in reduced demand for our products, which would adversely affect our operating results and profitability. Additionally, the increased use and/or prevalence of certain weight loss drugs, which may suppress a person’s appetite and/or impact a person's preferences, may impact the demand or consumption patterns for certain of our products.

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

As of December 31, 2023, we had $1,405.6 million of outstanding indebtedness, including a $588.6 million term loan ("Term Loan A-1") maturing on March 26, 2026, a $316.4 million term loan ("Term Loan A" and, together with Term Loan A-1, the "Term Loans") maturing on March 26, 2028, $500.0 million of 4.0% notes due September 1, 2028 (the "2028 Notes"), and $0.6 million of finance lease obligations. The Revolving Credit Facility (as defined in Note 13) and the Term Loans are known collectively as the "Credit Agreement." The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory, and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

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

As of December 31, 2023, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $905.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could reduce our profitability and cash flows. As of December 31, 2023, the Company had entered into long-term interest rate swap agreements to mitigate its variable debt exposures. The notional amount of these agreements is $1,175.0 million as of December 31, 2023 and $875.0 million as of December 31, 2022. Our variable-rate debt is nearly fully hedged through 2025 with our fixed rate interest rate swaps, but rising interest rates can impact other areas of the business, including, but not limited to, our pension plans or our suppliers. Each one percentage point change in SOFR rates would result in an approximate $0.3 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the interest rate swap agreements that were effective in 2023.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s foreign subsidiaries purchase and sell various inputs that are based in U.S. dollars; accordingly, the profitability of the foreign subsidiaries is subject to foreign currency transaction gains and losses that affect earnings. We manage the impact of foreign currency fluctuations related to raw material purchases and sales of finished foods using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian assets, liabilities, revenues, and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

Changes in weather conditions, natural disasters, geopolitical events, and other catastrophic events beyond our control could adversely affect our results of operations.

Changes in weather conditions or climate changes, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, tornados, fires, or pestilence, geopolitical events such as the Russia-Ukraine war and conflict in the Middle East, and other catastrophic events may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials or availability of critical utilities, such as power. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, changes in weather could impact consumer demand and our earnings may be affected by seasonal factors including the seasonality of our supplies and such changes in consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, war, pandemic, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Climate change, including increasingly stringent legal and market measures to address climate change, presents challenges to our business and could materially adversely affect our businesses, reputation, operations and supply chain.

The effects of climate change expose us to both physical and transition risk and create financial and operational risks to our business, both directly and indirectly. There is a general consensus that carbon dioxide and other greenhouse gas ("GHG") emissions are linked to global climate change, impact global temperatures, weather patterns and the frequency and severity of extreme weather and natural disasters, and that these emissions must be reduced dramatically to avert the worst effects of climate change. Regulation of GHG emissions exposes us to costs. In addition, increased public awareness and concern regarding global climate change will likely result in more regulations designed to reduce GHG emissions. These climate changes have a negative effect on agricultural productivity, and we may be subject to decreased availability or less favorable pricing for certain raw materials that are necessary for our products, including, but not limited to, coconut oil, coffee, corn and corn syrup, cucumbers, fruit, oats, palm oil, peppers, rice, soybean oil, sugar, tea, and wheat. In addition, increases in the frequency and severity of extreme weather and natural disasters may result in material damage and disruptions to our manufacturing operations and distribution channels or our third party manufacturers’ operations, particularly where a product is primarily sourced from a single location. This may require us to make additional unplanned capital expenditures, increase the prices of our raw materials due to sourcing from other locations, increase our cost of transporting and storing raw materials, or disrupt our production schedules.

Also, the impacts of these climate events may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our businesses, including the businesses of the suppliers on whom we depend upon, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also has and is likely to continue to result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. Depending on the nature of such laws, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards. We depend upon natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability. Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental sustainability and governance matters. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of “anti-ESG” legislation or policies. In addition, over the years we have made public commitments regarding our intended reduction of carbon emissions and other near- and mid-term environmental sustainability goals. Although we intend to meet these goals, we may be required to expend significant resources to do so, which could significantly increase our operational costs. Further, there can be no assurance of the extent to which any of our goals or ambitions will be achieved, or that any future investments we make in furtherance of achieving such goals will meet investor expectations or any binding or non-binding legal standards regarding sustainability performance. Moreover, we may determine that it is in the best interest of our Company and our shareholders to prioritize other business, social, governance or sustainable investments over the achievement of our current commitments based on economic, regulatory and social factors, business strategy or pressure from investors, activist groups or other stakeholders. Any failure, or perceived failure, to achieve the goals and commitments we have and may in the future set with respect to reducing our impact on the environment or perception of a failure to act responsibly with respect to the environment, could, in addition to regulatory and legal risks related to compliance, lead to adverse publicity, which could damage our reputation, which in turn could adversely impact our results of operations. As a result, climate change, including legal and market pressures to address climate change, could have a material adverse effect to our businesses, financial condition, capital expenditures, results of operations, cash flows, and supply chain.

Shareholder activism has caused us to incur significant expense, caused disruption to our business, and impacted our stock price.

We may be subject to shareholder activism in the future, which could result in substantial costs and divert management's and our Board's attention and resources from our business. Additionally, such shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers or service providers, and make it more difficult to attract and retain qualified personnel. Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors. Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks and uncertainties of any shareholder activism.

Strategic Risks

Our inability to execute our business strategy could adversely affect our business.

We have redesigned our operating model to deliver our growth objectives. We expect that the execution of our strategy, which includes disciplined capital allocation strategy in deploying proceeds to drive long term growth based on our new strategy, will require change management activities to align our operating model for our new portfolio following the divestitures of the Snack Bars business and a significant portion of the Company’s Meal Preparation business and the acquisitions of the Coffee Roasting Capability and the Seasoned Pretzel Capability. Our strategic ambition to be a leader in consumer trending food and beverage categories may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

Our operations are subject to the general risks associated with acquisitions, divestitures, and other strategic transactions.

We have made several acquisitions and divestitures in recent years that align with our strategic initiative of delivering long-term value to shareholders. See Note 7 of the Consolidated Financial Statements for additional information.

Potential risks associated with these transactions include the inability to consummate a transaction on favorable terms, the diversion of management’s attention from other business concerns, the potential loss of key employees and customers of current or acquired companies, the inability to integrate or divest operations successfully, potential stranded costs following a Transition Services Agreement ("TSA"), the possible assumptions of unknown liabilities, potential disputes with buyers or sellers, potential impairment charges or losses if purchase assumptions are not achieved or if a business is expected to be divested at a loss, restructuring and other disposal charges, and the inherent risks in entering markets or lines of business in which the Company has limited or no prior experience. Any or all of these risks could impact the Company’s financial results and business reputation.

We may not realize some or all of the anticipated benefits of our growth, reinvestment, and restructuring programs in the anticipated time frame or at all.

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new growth, reinvestment, and restructuring programs, from time to time, to meet these changes, such as our Strategic Growth Initiatives, a growth and reinvestment strategy. During 2023, the Company incurred approximately $46.1 million in growth, reinvestment, and restructuring program costs from continuing operations. See Note 3 of the Consolidated Financial Statements for additional information. Growth, reinvestment, and restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these efforts will be sufficient to offset the expenses and costs that we expect to incur from these programs.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy

Our cybersecurity program and controls are designed to assess, identify, and manage material risks from cybersecurity threats, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company. Cybersecurity risks are incorporated into the Company’s broader Enterprise Risk Management process to evaluate and address cybersecurity risks in alignment with our business objectives and operational needs. As part of the cybersecurity program, our information systems are monitored by automated tools and the Information Security team. The Company’s Security Incident Management Process outlines the procedures the Company believes are necessary to prepare for, identify, contain, eradicate, and recover from a security incident, and is overseen by the Information Security team. We have also adopted a Cybersecurity Incident Response Plan to provide organizational and operational structure, processes, and procedures to Company personnel, so that team members can properly respond to incidents that may affect the function and security of our IT assets, information resources, and business operations. We conduct regular information security awareness training for employees and provide related educational materials.

We also have processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. Our managed security service provider performs security reviews of select third party service providers that include such provider’s system and organization controls or third party security assessments. We monitor and assess the information gathered by our security tools and services to identify gaps, exposures, or weaknesses in our overall security posture, and engage reputable external specialists to provide independent assessments of our cybersecurity program and response preparedness. Further, the Company’s enterprise level IT general controls are audited annually.

Impact of Cybersecurity Risks and Threats
We are not aware of having experienced any risks from cybersecurity threats or incidents through the date of this Report that have materially affected the Company, its business strategy, results of operation or financial condition or are reasonably likely to have such an effect over the long term. This does not guarantee that future incidents or threats will not have a material impact or that we are not currently the subject of an undetected incident or threat that may have such an impact.

Additional information on cybersecurity risks we face is discussed in Part I, Item A – Risk Factors, which should be read in conjunction with the foregoing information.

Governance

Board of Directors
Our Board of Directors oversees our Enterprise Risk Management program, and cybersecurity risks are monitored as a part of the broader program. Our Board has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our Audit Committee receives quarterly updates from the Chief Information Officer ("CIO") on significant risks, cyber incidents, key performance indicators measuring the effectiveness of our cybersecurity risk program, and other relevant matters. The Audit Committee regularly briefs the Board on these updates, and the Board also receives periodic briefings on cybersecurity risk as part of the Company’s broader Enterprise Risk Management program. These risks, including current and emerging risks, are regularly evaluated by the Audit Committee and the Board. In addition to the regular updates to the Audit Committee, we have protocols by which certain cybersecurity incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit Committee.

Management
Our CIO is responsible for our information security program and controls, which includes cybersecurity risk management. Our VP, Information Technology leads our cybersecurity program and Information Security team, which is responsible for assessing and managing the Company’s material risks from cybersecurity threats and executing our information security controls. The CIO and VP, Information Technology have extensive cybersecurity knowledge and skills gained from each having over 20 years of relevant experience. The CIO and VP, Information Technology are informed about and monitor the prevention, detection, mitigation, and remediation of cybersecurity incidents through reports from the Information Security team and regularly reviewing risk management measures implemented by the Company to identify and mitigate cyber security risks.

Item 2.    Properties
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We also maintain a network of leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the location and principal products produced at our production facilities as of December 31, 2023:

United States:
Forest Park, Georgia (Refrigerated dough)	Chicago, Illinois (Pickles)	Dixon, Illinois (Cheese and pudding)	Pecatonica, Illinois (Non-dairy creamer)
South Beloit, Illinois (Cookies)	Cedar Rapids, Iowa (Hot cereal)	New Hampton, Iowa (Non-dairy creamer)	Princeton, Kentucky (Crackers)
Cambridge, Maryland (Broths/stocks and ready-to-drink beverages)	Wayland, Michigan (Non-dairy creamer)	Tonawanda, New York (Cookies)	Faison, North Carolina (Pickles)
Hanover, Pennsylvania (Pretzels)	Lancaster, Pennsylvania (Pretzels)	Womelsdorf, Pennsylvania (Candy)	Sioux Falls, South Dakota* (Pretzels)
Carrollton, Texas (Refrigerated dough)	Northlake, Texas (Coffee)	Ogden, Utah* (In-store bakery and frozen griddle)	Green Bay, Wisconsin (Pickles)
Manawa, Wisconsin (Powdered beverages and other blends, coffee, and hot cereal)

Canada:
Delta, British Columbia* (Tea)	Brantford, Ontario (Frozen griddle)	Georgetown, Ontario (Crackers)	Kitchener, Ontario (Crackers)
Richmond Hill, Ontario* (Broths/stocks)

*The Company leases these facilities.

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
On January 31, 2024, there were 1,622 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company’s common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Exchange Act. The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization of which $166.7 million remained available under the stock repurchase program. Any shares repurchased will be held as treasury stock. There were 2.3 million shares of common stock repurchased for a total of $100.0 million during the year ended December 31, 2023.
The following table presents the total number of shares of common stock purchased during the quarter ended December 31, 2023, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may not yet be Purchased under the Program
	(In millions)
October 1 through October 31, 2023	$—	—	—	$216.7
November 1 through November 30, 2023	40.07	0.8	0.8	182.5
December 1 through December 31, 2023	41.72	0.4	0.4	166.7
For the Quarter Ended December 31, 2023	$40.58	1.2	1.2	$166.7

For the quarter ended December 31, 2023, the Company repurchased approximately 1.2 million shares of common stock for a total of $50.0 million, excluding excise tax. Weighted average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.

Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2018 through December 31, 2023. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P SmallCap 600 Index and the S&P Food & Beverage Select Index.
The graph assumes an investment of $100 on December 31, 2018 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P SmallCap 600 Index, and the S&P Food & Beverage Select Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P SmallCap 600 Index, and the S&P Food & Beverage Select Index

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
TreeHouse Foods, Inc.
S&P SmallCap 600 Index
S&P Food & Beverage Select Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
TreeHouse Foods, Inc.	100	$95.64	$83.79	$79.93	$97.38	$81.74
S&P SmallCap 600 Index	100	122.78	136.64	173.29	145.39	168.73
S&P Food & Beverage Select Index	100	122.31	146.48	169.56	167.41	171.01

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the years ended December 31, 2023, 2022, and 2021. This should be read in conjunction with the Consolidated Financial Statements and the Notes to those Consolidated Financial Statements included elsewhere in this report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Impact of Supply Chain Disruptions
In the third quarter of 2023, our results of operations were impacted by supply chain disruptions related to a voluntary recall of certain broth products produced at our Cambridge, Maryland facility and a packaging quality matter within our cookies and pretzels categories. These impacts extended into our fourth quarter results, as we incurred costs to restore our broth facility. We expect the restart of the Cambridge, Maryland broth facility to continue to impact our results of operations in the first half of 2024, as we restore the facility to full production capacity. The packaging quality matter has been remediated in 2023. Refer to Note 20 to our Consolidated Financial Statements for additional information.
Acquisition of Pickle Branded Assets

On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food, for approximately $20.0 million in cash, subject to customary purchase price adjustments. The allocation of the purchase price is expected to consist primarily of inventory. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Repayment of Seller Note Credit Agreement

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance and accrued interest. The Company will follow its disciplined capital allocation strategy in deploying the proceeds. Refer to Note 8 to our Consolidated Financial Statements for additional information.

Sale of Snack Bars Business

On September 29, 2023, the Company completed the sale of its Snack Bars business to John B. Sanfilippo & Son, Inc. for approximately $58.7 million in cash. The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of higher-growth categories. Beginning in the third quarter of 2023, the Snack Bars Business is presented as a component of discontinued operations and has been excluded from continuing operations for all periods presented. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Acquisition of Coffee Roasting Capability

On June 30, 2023, the Company completed the acquisition of the Direct Ship coffee business and its Northlake, Texas coffee facility from Farmer Brothers Company, a national coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea, and culinary products. The acquisition brings roasting, grinding, flavoring and blending capabilities to the Company's portfolio to complement the Company's existing single-serve pod and ready-to-drink coffee businesses. The Coffee Roasting Capability enables us to deliver greater category depth in a world-class, end-to-end private label coffee offering for our customers. The purchase consideration consisted of approximately $90.6 million in cash. The acquisition was funded by borrowings from the Company’s $500.0 million Revolving Credit Facility. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth. The seasoned pretzel acquisition expands our current portfolio of traditional, filled and enrobed pretzels and extends our capabilities into this growing sub-sector of the Pretzels category. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Known Trends or Uncertainties

Consumers have faced significant inflationary pressure and rising interest rates which contributed to an overall decline in food and beverage consumption trends throughout 2023. In the categories where TreeHouse operates, national brands experienced greater unit declines than private brands. Throughout 2023, private brands performed modestly better and consistently gained unit market share. We continue to monitor consumer consumption trends including the increased use and/or prevalence of certain weight loss drugs, which may or may not impact consumer preferences and consumption patterns.

Additionally, industry-wide supply chain disruption, which had previously constrained our ability to service all of the customer orders received and depressed service levels, meaningfully improved throughout 2023. While there is still some disruption across the industry, it is more episodic in nature. TreeHouse continues to make strong progress in enhancing our service levels and capturing demand for private brand food and beverage.

While we have seen some commodities move lower relative to recent all-time highs, many of our ingredients and packaging inputs still remain elevated compared to historical levels. As a result of the inflationary environment we experienced in 2021 and 2022, we implemented waves of pricing actions during 2022 that remained in effect through the end of 2023. In 2024, we expect food and beverage prices to decelerate as a result of easing inflation as well as competitive pressure to lower prices. We will continue to monitor the inflationary environment and its economic impact on pricing and consumer trends to determine if future pricing actions will be necessary.

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

Results of Operations
Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2023		2022		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$3,431.6	100.0%	$3,297.1	100.0%	$134.5	4.1%
Cost of sales	2,855.5	83.2	2,774.7	84.2	80.8	2.9
Gross profit	576.1	16.8	522.4	15.8	53.7	10.3
Operating expenses:
Selling and distribution	171.6	5.0	217.8	6.6	(46.2)	(21.2)
General and administrative	204.1	5.9	206.5	6.3	(2.4)	(1.2)
Amortization expense	48.2	1.4	47.9	1.5	0.3	0.6
Other operating expense, net	5.3	0.2	62.8	1.9	(57.5)	(91.6)
Total operating expenses	429.2	12.5	535.0	16.3	(105.8)	(19.8)
Operating income (loss)	146.9	4.3	(12.6)	(0.5)	159.5	1,265.9
Other expense (income):
Interest expense	74.8	2.2	69.9	2.1	4.9	7.0
Interest income	(40.1)	(1.2)	(15.5)	(0.5)	(24.6)	(158.7)
Loss on extinguishment of debt	—	—	4.5	0.1	(4.5)	(100.0)
(Gain) loss on foreign currency exchange	(1.4)	—	1.7	0.1	(3.1)	(182.4)
Other expense (income), net	30.2	0.9	(74.3)	(2.3)	104.5	140.6
Total other expense (income)	63.5	1.9	(13.7)	(0.5)	77.2	563.5
Income before income taxes	83.4	2.4	1.1	—	82.3	7,481.8
Income tax expense	24.4	0.7	10.3	0.3	14.1	136.9
Net income (loss) from continuing operations	59.0	1.7	(9.2)	(0.3)	68.2	741.3
Net loss from discontinued operations	(5.9)	(0.2)	(137.1)	(4.2)	131.2	95.7
Net income (loss)	$53.1	1.5%	$(146.3)	(4.5)%	$199.4	136.3%

Earnings (loss) per common share - diluted:
Continuing operations	$1.05		$(0.16)		$1.21	736.8%
Discontinued operations	(0.10)		(2.45)		2.34	95.7
Net earnings (loss) per share diluted(1)	$0.94		$(2.61)		$3.55	136.0%
(1) The sum of the individual per share amounts may not add due to rounding

	Year Ended December 31,
	2023	2022	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations (Non-GAAP)	$260.0	$195.1	$64.9	33.3%
Adjusted EBITDA from continuing operations (Non-GAAP)	365.9	291.7	74.2	25.4
Adjusted gross profit	606.1	539.4	66.7	12.4
Adjusted total operating expenses	366.9	385.0	(18.1)	(4.7)
Adjusted operating income (loss)	239.2	154.4	84.8	54.9
Adjusted total other expense (income)	49.9	56.1	(6.2)	(11.1)
Adjusted income tax expense (benefit)	50.1	25.7	24.4	94.9
Adjusted net income from continuing operations	139.2	72.6	66.6	91.7
Adjusted diluted earnings (loss) per share from continuing operations	$2.47	$1.28	$1.18	92.1%

(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net income (loss) from continuing operations to EBITDA from continuing operations (Non-GAAP) and Adjusted EBITDA from continuing operations (Non-GAAP), Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating income (loss) to Adjusted operating income (loss), Total other expense (income) to Adjusted total other expense (income), Income tax expense to Adjusted income tax expense (benefit), Net income (loss) from continuing operations to Adjusted net income from continuing operations, and Diluted earnings (loss) per share from continuing operations to Adjusted diluted earnings (loss) per share from continuing operations.

Continuing Operations

Net Sales — Net sales for the year ended December 31, 2023 totaled $3,431.6 million compared to $3,297.1 million for the year ended December 31, 2022, an increase of $134.5 million, or 4.1%. The change in net sales from 2022 to 2023 was due to the following:

	Dollars	Percent
	(In millions)
2022 Net sales	$3,297.1
Pricing	241.2	7.3%
Volume/mix	(111.5)	(3.4)
Volume/mix related to acquisitions	69.1	2.1
Volume/mix impacted by supply chain disruption	(59.1)	(1.7)
Foreign currency	(5.2)	(0.2)
2023 Net sales	$3,431.6	4.1%

Volume/mix related to acquisitions		(2.1)
Foreign currency		0.2
Percent change in organic net sales (1)		2.2%
(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 4.1% was primarily driven by favorable pricing to recover commodity inflation, as well as the acquisition of the Coffee Roasting Capability. This was partially offset by declines in co-manufacturing and food-away-from-home volume, which is in line with broader macroeconomic consumption trends. Additionally, the exit of lower margin business and supply chain disruptions from a product recall at our Cambridge, Maryland broth facility and a packaging quality matter within our cookies and pretzels categories impacted volume.

Gross Profit — Gross profit as a percentage of net sales was 16.8% for the year ended December 31, 2023 compared to 15.8% for the year ended December 31, 2022, an increase of 1.0 percentage points. The increase is primarily due to the Company's pricing actions to recover commodity and freight inflation experienced in prior periods and favorable category mix. This was partially offset by increased costs to invest in the supply chain to improve service levels, which included increased costs for labor and manufacturing plant maintenance, and supply chain disruptions from a packaging quality matter within our cookies and pretzels categories and a product recall at our Cambridge, Maryland broth facility.
Total Operating Expenses — Total operating expenses were $429.2 million for the year ended December 31, 2023 compared to $535.0 million for the year ended December 31, 2022, a decrease of $105.8 million. The decrease is primarily due to $41.7 million of TSA income, lower professional fees for strategic growth initiatives, lower freight costs, and lower retention bonus and severance expense.
Total Other Expense (Income) — Total other expense was $63.5 million for the year ended December 31, 2023, compared to total other income of $13.7 million for the year ended December 31, 2022, an increase in expense of $77.2 million. The increase was primarily due to a $90.2 million change in non-cash mark-to-market impacts from hedging activities, as the Company recognized a loss of $15.1 million in 2023 compared to a gain of $75.1 million in 2022, largely driven by interest rate swaps. Additionally, higher interest rates led to higher costs with selling receivables in the Company's Receivables Sales Program, higher costs in our pension plans, and higher interest expense. This was partially offset by $34.5 million of interest income received from the Company's Note Receivable.
Income Taxes — Income taxes were recognized at an effective rate of 29.3% in 2023 compared to 936.4% in 2022. The change in the Company's effective tax rate is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets and a change in the tax deductible stock-based compensation.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations was $5.9 million for the year ended December 31, 2023 compared to $137.1 million for the year ended December 31, 2022, a decrease of $131.2 million. The decrease is primarily due to a greater loss on sale of business of $127.4 million recognized during the year ended December 31, 2022 as a result of the divestiture of a significant portion of the Meal Preparation business. Refer to Note 7 of our Consolidated Financial Statements for additional details.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2022		2021		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$3,297.1	100.0%	$2,814.3	100.0%	$482.8	17.2%
Cost of sales	2,774.7	84.2	2,342.7	83.2	432.0	18.4
Gross profit	522.4	15.8	471.6	16.8	50.8	10.8
Operating expenses:
Selling and distribution	217.8	6.6	199.4	7.1	18.4	9.2
General and administrative	206.5	6.3	185.2	6.6	21.3	11.5
Amortization expense	47.9	1.5	47.3	1.7	0.6	1.3
Other operating expense, net	62.8	1.9	83.9	3.0	(21.1)	(25.1)
Total operating expenses	535.0	16.3	515.8	18.4	19.2	3.7
Operating loss	(12.6)	(0.5)	(44.2)	(1.6)	31.6	71.5
Other (income) expense:
Interest expense	69.9	2.1	72.1	2.6	(2.2)	(3.1)
Interest income	(15.5)	(0.5)	(4.7)	(0.2)	(10.8)	(229.8)
Loss on extinguishment of debt	4.5	0.1	14.4	0.5	(9.9)	(68.8)
Loss (gain) on foreign currency exchange	1.7	0.1	(0.4)	—	2.1	525.0
Other income, net	(74.3)	(2.3)	(39.4)	(1.4)	(34.9)	(88.6)
Total other (income) expense	(13.7)	(0.5)	42.0	1.5	(55.7)	(132.6)
Income (loss) before income taxes	1.1	—	(86.2)	(3.1)	87.3	101.3
Income tax expense (benefit)	10.3	0.3	(17.6)	(0.6)	27.9	158.5
Net loss from continuing operations	(9.2)	(0.3)	(68.6)	(2.5)	59.4	86.6
Net (loss) income from discontinued operations	(137.1)	(4.2)	56.1	2.0	(193.2)	(344.4)
Net loss	$(146.3)	(4.5)%	$(12.5)	(0.5)%	$(133.8)	(1,070.4)%

Earnings (loss) per common share - diluted:
Continuing operations	$(0.16)		$(1.23)		$1.06	86.6%
Discontinued operations	(2.45)		1.00		(3.45)	(343.8)
Net earnings (loss) per share diluted(1)	$(2.61)		$(0.22)		$(2.39)	(1,068.8)%
(1) The sum of the individual per share amounts may not add due to rounding.

	Year Ended December 31,
	2022	2021	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations (Non-GAAP)	$195.1	$124.6	$70.5	56.6%
Adjusted EBITDA from continuing operations (Non-GAAP)	291.7	288.7	3.0	1.0
Adjusted gross profit	539.4	502.5	36.9	7.3
Adjusted total operating expenses	385.0	360.8	24.2	6.7
Adjusted operating income	154.4	141.7	12.7	9.0
Adjusted total other expense (income)	56.1	63.8	(7.7)	(12.1)
Adjusted income tax expense	25.7	20.2	5.5	27.2
Adjusted net income from continuing operations	72.6	57.7	14.9	25.8
Adjusted diluted earnings per share from continuing operations	$1.28	$1.03	$0.26	25.2%
(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss from continuing operations to EBITDA from continuing operations (Non-GAAP) and Adjusted EBITDA from continuing operations (Non-GAAP), Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating loss to Adjusted operating income (loss), Total other (income) expense to Adjusted total other expense (income), Income tax expense (benefit) to Adjusted income tax expense (benefit), Net loss from continuing operations to Adjusted net income from continuing operations, and Diluted earnings (loss) per share from continuing operations to Adjusted diluted earnings (loss) per share from continuing operations

Continuing Operations

Net Sales — Consolidated net sales increased 17.2% to $3,297.1 million for the year ended December 31, 2022, compared to $2,814.3 million for the year ended December 31, 2021. The change in net sales from 2021 to 2022 was due to the following:

	Dollars	Percent
	(In millions)
2021 Net Sales	$2,814.3
Pricing	517.6	18.4%
Volume/mix	(29.2)	(1.0)
Foreign currency	(5.6)	(0.2)
2022 Net Sales	$3,297.1	17.2%

Foreign currency		0.2
Percent change in organic net sales (1)		17.4%

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

Gross Profit  — Gross profit as a percentage of net sales was 15.8% for the year ended December 31, 2022 compared to 16.8% for the year ended December 31, 2021, a decrease of 1.0 percentage points. The decrease is primarily due to incremental costs related to labor and supply chain disruption as a result of the macro environment. Additionally, inbound freight cost inflation and warehouse capacity challenges contributed to the decrease. This was partially offset by the Company's pricing actions to recover commodity and freight inflation in prior periods, favorable category mix, and lower costs for purchases of personal protective equipment for employees and additional sanitation measures.

Total Operating Expenses — Total operating expenses were $535.0 million for the year ended December 31, 2022 compared to $515.8 million for the year ended December 31, 2021, an increase of $19.2 million. The increase is primarily attributable to higher freight costs of $18.5 million due to freight cost inflation and lower utilization of full truck load shipments due to supply chain disruption. Additionally, higher employee compensation costs to address retention and labor shortages contributed to the increase, which was partially offset by TSA income.

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

Income Taxes — Income taxes were recognized at an effective rate of 936.4% in 2022 compared to 20.4% in 2021. The change in the Company's effective tax rate is primarily driven by a change in the valuation allowance recorded against certain deferred tax assets and a change in the tax deductible stock-based compensation.
Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net (loss) income from discontinued operations was $137.1 million loss for the year ended December 31, 2022 compared to $56.1 million of income for the year ended December 31, 2021, a decrease of $193.2 million. The decrease is primarily due to an expected loss on disposal of $128.5 million as a result of the completion of the sale of the Meal Preparation Business on October 3, 2022, a decrease in gross margin of $83.6 million, and the completion of the sale of the RTE Cereal business on June 1, 2021, which resulted in a non-recurring pre-tax gain of $18.4 million. Gross margin was adversely impacted by commodity and freight cost inflation, which was offset by favorable pricing actions to recover inflation, and incremental costs related to labor and supply chain disruption. An increase in interest expense due to rising interest rates also contributed to the decrease. Partially offsetting the decrease in income was lower operating expenses due to the fact that 2022 did not incur a full year of these costs. Refer to Note 7 of our Consolidated Financial Statements for additional details.

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

Seller Note Credit Agreement

On October 3, 2022, the Company entered into a five-year secured Seller Promissory Note which matures on October 1, 2027 (the "Seller Note Credit Agreement"). The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). See Note 8 to our Consolidated Financial Statements for additional information regarding our Seller Note Credit Agreement.

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance and accrued interest. The Company will follow its disciplined capital allocation strategy in deploying the proceeds.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $156.2 million was available under the Receivables Sales Program limit as of December 31, 2023. See Note 5 to our Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $471.0 million of the aggregate commitment of $500.0 million was available under the Revolving Credit Facility as of December 31, 2023. See Note 13 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

CARES Act

Under the CARES Act, we deferred the payment of $21.7 million in payroll taxes in 2020, with $12.3 million paid in 2021 and 2022, and the remaining $9.4 million paid in the first quarter of 2023.

Cash Flow

The following table is derived from our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$157.3	$(67.7)	$141.6
Investing activities of continuing operations	(241.4)	(88.7)	(66.6)
Financing activities of continuing operations	(107.5)	(522.4)	(361.9)
Cash flows from discontinued operations	468.1	417.4	232.7

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Operating Activities From Continuing Operations

Net cash provided by operating activities from continuing operations was $157.3 million in 2023 compared to net cash used in operating activities from continuing operations of $67.7 million in 2022, an increase of $225.0 million in cash provided. The cash flow increase was primarily attributable to higher cash earnings reflecting the Company's pricing actions to recover commodity and freight inflation experienced in prior periods.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $241.4 million in 2023 compared to $88.7 million in 2022, an increase in cash used of $152.7 million. This was primarily driven by $100.6 million of cash used for the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. Additionally, the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million, higher capital expenditures for growth and supply chain initiatives as well as infrastructure and maintenance at our manufacturing plants, and non-recurring proceeds received from the sale of fixed assets in the first quarter of 2022 contributed to the increase in cash used in 2023. Capital expenditures in 2023 included growth initiatives for building depth through capacity and capability expansion.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $107.5 million in 2023 compared to $522.4 million in 2022, a decrease in cash used of $414.9 million. The decrease in cash used is primarily due to the prepayment of debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1 in 2022. This is partially offset by the $100.0 million of share repurchases in 2023. Refer to Note 13 and Note 14 to our Consolidated Financial Statements for additional information.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $468.1 million in 2023 compared to $417.4 million in 2022, an increase in cash provided of $50.7 million. The increase in cash provided by discontinued operations is primarily due to the $425.2 million repayment of principal on its Seller Note Credit Agreement on October 19, 2023 and the completion of the sale of the Snack Bars Business on September 29, 2023, which resulted in a non-recurring cash inflow of $58.7 million from the buyer. Additionally, the increase was due to non-recurring cash used in operating and investing activities during 2022 from the divested Meal Preparation business sold on October 3, 2022. This was partially offset by non-recurring proceeds received in 2022 of $537.9 million from the completion of the divestiture of the Meal Preparation business. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Operating Activities From Continuing Operations

Net cash used by operating activities from continuing operations was $67.7 million in 2022 compared to net cash provided by operating activities from continuing operations of $141.6 million in 2021, a decrease in cash provided of $209.3 million. The increase in cash used was primarily attributable to increased investment in inventories in connection with actions taken to improve service levels as well as commodity and freight cost inflation, which have increased receivables and inventories due to pricing actions and higher input costs. Additionally, separation costs in connection with divestiture activities contributed to cash used.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $88.7 million in 2022 compared to $66.6 million in 2021, an increase in cash used of $22.1 million. This was primarily driven by non-recurring proceeds received from the sale of our investments during the first quarter of 2021 as the Company entered into a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability (refer to Note 21 to our Consolidated Financial Statements for additional information) and higher capital expenditures in 2022 as the Company began to implement its post-divestiture strategy of deploying more capital and reinvesting in the business for manufacturing plant improvements. This was partially offset by increased proceeds received from the sale of fixed assets.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $522.4 million in 2022 compared to $361.9 million in 2021, an increase in cash used of $160.5 million. The increase in cash used is primarily due to the prepayment of debt of $500.0 million, which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1. Additionally, a non-recurring increase to the Term Loan balances of $304.0 million during 2021 due to Amendment No. 3 to the Credit Agreement contributed to the increase in cash used. This was partially offset by a non-recurring cash outflow for debt refinancing in 2021, which included the redemption of the 2024 Notes of $602.9 million. Additionally, offsetting the increase in cash used was a non-recurring cash outflow of $25.0 million common stock repurchases during 2021.

Cash Flows From Discontinued Operations

Net cash provided by discontinued operations was $417.4 million in 2022 compared to $232.7 million in 2021, an increase in cash provided of $184.7 million. The increase in cash provided in 2022 is primarily due the cash proceeds received of $537.9 million from the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022. This was partially offset by non-recurring proceeds received of $88.0 million from the completion of the sale of the RTE Cereal business on June 1, 2021. Additionally, the increase was partially offset by lower cash earnings from the Meal Preparation and Snack Bars businesses, which reflects the impact of commodity and freight cost inflation. Working capital changes have been impacted by higher sales as a result of price increases in response to commodity and freight cost inflation, which have increased receivables and inventories. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Debt Obligations

As of December 31, 2023, $471.0 million of the aggregate commitment of $500.0 million of the Revolving Credit Facility was available. Under the Second Amended and Restated Credit Agreement (the "Credit Agreement"), the Revolving Credit Facility matures on March 26, 2026. In addition, as of December 31, 2023, there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

Our long-term debt outstanding, including the current portion, was $1,405.6 million at December 31, 2023 and $1,406.2 million at December 31, 2022, a decrease of $0.6 million. This decrease was primarily due to a decrease of finance lease obligations by $0.6 million during the year ended December 31, 2023.

At December 31, 2023, we had $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $0.6 million of finance lease obligations.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. The notional amount of these agreements is $1,175.0 million as of December 31, 2023 and $875.0 million as of December 31, 2022. Beginning July 1, 2023, SOFR became the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of December 31, 2023.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Year Ended December 31, 2023
(In millions)
Net sales	$3,324.5
Gross profit (1)	542.4
Net income from continuing operations	57.8
Net loss from discontinued operations	(5.9)
Net income	51.9

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	December 31, 2023
(In millions)
Current assets	$946.3
Noncurrent assets	2,829.5
Current liabilities	627.2
Noncurrent liabilities (2)	1,642.1

(1)During the year ended December 31, 2023, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $32.9 million of net sales to the Non-Guarantor Subsidiaries and $281.5 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $42.3 million as of December 31, 2023.

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

Our cash requirements under our various contractual obligations and commitments include:

•Debt obligations and interest payments – See Note 13 to our Consolidated Financial Statements for information on our debt obligations and the timing of future principal. Estimated future interest payments on the Company’s debt are expected to be $272.2 million (with $82.7 million expected in 2024) based on the interest rates at December 31, 2023. Additionally, the Company has entered into interest rate swap agreements to lock into a fixed Term SOFR interest rate base. See Note 21 to our Consolidated Financial Statements for information on our interest rate swap agreements and the future obligations.
•Operating and finance lease obligations – See Note 4 to our Consolidated Financial Statements for information on our operating and finance lease obligations and the amount and timing of future payments.
•Purchase obligations – Purchase obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process. Minimum amounts committed to as of December 31, 2023 were $349.1 million (with $349.0 million due in 2024).
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
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, employee health care, workers' compensation claims, other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation and investigation, and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2023. See Note 20 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Capital Expenditures

We continue to make investments in property, plant, and equipment and software for our business offices, manufacturing, and distribution facilities. Our preliminary estimate of capital expenditures for 2024 is approximately $145 million. Our planned increase in capital spending over the prior year is in accordance with our growth strategy as we reinvest in our business. Our capital expenditures were $140.8 million, $93.5 million, and $84.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Our capital plan includes investment in climate-related projects in order to achieve our broader environmental goals. These climate-related projects are for investments in energy and water efficiency as well as waste reduction initiatives. Our investments are expected to be approximately $18 million in 2024.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. These customer promotional programs are generally more significant for branded products compared to the majority of our private label products. This allowance is based on a combination of historical average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by the customer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are immaterial and recognized as a change in management estimate in a subsequent period. This allowance was $20.2 million and $19.5 million at December 31, 2023 and 2022, respectively.

Long-Lived Assets — We evaluate property, plant, and equipment, operating lease right-of-use assets, and finite lived intangible assets for impairment when circumstances indicate that their carrying values may not be recoverable (a "triggering event"). Indicators of impairment include deteriorations in operating cash flows, the anticipated sale or disposal of an asset group, and other significant changes in business conditions. Undiscounted cash flow analyses are used to determine if impairment exists. We utilize current cash flow information and expected growth rates related to the asset group from our internal projections and operating plans. If the carrying values of asset groups are determined not to be recoverable, the impairment loss is calculated based on estimated fair value. Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets is based on expected future discounted cash flows using Level 3 inputs. Long-lived assets held for sale are reported at the lower of the carrying amount or fair value less the cost to sell. As a result of the Dallas plant closure in the fourth quarter of 2023, the Company performed a recoverability assessment on the Dallas facility asset group, which indicated that the asset group was not recoverable. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $4.7 million within Property, plant, and equipment, net was recognized.

Gain or Loss on Disposal of a Business — On September 29, 2023, the Company completed the sale of its Snack Bars business to John B. Sanfilippo & Son, Inc. for approximately $58.7 million in cash. The Company classified the proceeds within Net cash provided by investing activities - discontinued operations. The Company recognized a gain on disposal of $1.1 million during the year ended December 31, 2023. The gain on disposal is recognized within Net (loss) income from discontinued operations in the Company's Consolidated Statements of Operations. The gain on disposal was calculated as the difference between the fair value of the disposal group and the carrying value of the associated assets. The fair value was determined based on the consideration transferred less costs to sell.

On August 10, 2022, the Company announced that it had entered into a Stock Purchase Agreement with two entities affiliated with Investindustrial. On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business for a closing purchase price of $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured seller promissory note. The Company recognized expected loss on disposal adjustments of $2.2 million and $128.5 million during the years ended December 31, 2023 and 2022, respectively, which are included within the Net (loss) income from discontinued operations in the Consolidated Statements of Operations. The loss on disposal was calculated as the difference between the fair value of the disposal group and the carrying value of the associated assets, including the related goodwill. The fair value was determined based on the consideration transferred less costs to sell.

Prior to the sale of the RTE Cereal business on June 1, 2021, there were expected disposal loss adjustments of $0.3 million and $51.2 million recognized as asset impairment charges during the years ended December 31, 2021 and 2020, respectively, within Net (loss) income from discontinued operations as the RTE Cereal business was held for sale. At the date of the sale, a pre-tax gain of $18.4 million was recognized as a result of the sale proceeds received being at the high end of the range of management's previous estimate of the disposal group's fair value. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Purchase Price Allocation — We record acquisitions using the acquisition method of accounting. All of the assets acquired and liabilities assumed are recorded at fair value as of the acquisition date. In a business combination, the difference between the purchase price and the estimated fair values of the identifiable net assets acquired is either recorded as goodwill or as a bargain purchase gain. The application of the purchase method of accounting for business combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed, in order to properly allocate purchase price consideration between assets that are depreciated and amortized from goodwill. The fair value assigned to tangible and intangible assets acquired and liabilities assumed are based on management’s estimates and assumptions, as well as other information compiled by management, including valuations that utilize customary valuation procedures and techniques. Significant assumptions and estimates include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted-average cost of capital, and the cost savings expected to be derived from acquiring an asset. If the actual results differ from the estimates and judgments used in these estimates, the amounts recorded in the financial statements may be exposed to potential impairment of the intangible assets and goodwill, as discussed in the Goodwill and Indefinite Lived Intangible Assets critical accounting estimates section.

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $1,830.7 million and $1,823.6 million as of December 31, 2023 and 2022, respectively, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has one reporting unit within its single reportable and operating segment. The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of December 31, 2023. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by the market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting unit. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for the reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's single reporting unit has a fair value that the Company considers to be substantially in excess of its carrying values. Therefore, we believe that only significant changes in the assumptions would result in an impairment of goodwill. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $6.0 million as of December 31, 2023, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Our testing of our trademarks indicated that the implied fair value was significantly in excess of the carrying values. The fair values of our trademarks exceed book value by a minimum of 84% as of December 31, 2023. Therefore, we believe that only significant changes in the assumptions would result in an impairment of any trademark.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rates will likely change frequently. We used a discount rate for each plan to determine our estimated future benefit obligations, and our weighted average discount rate was 4.96% at December 31, 2023. If the discount rate of each plan were one percent higher, the pension plan liability would have been approximately 9.1%, or $18.3 million, lower as of December 31, 2023. If the discount rate of each plan were one percent lower, the pension plan liability would have been approximately 10.8%, or $21.7 million, higher as of December 31, 2023. The projected benefit obligation was $216.9 million and $254.8 million at December 31, 2023 and 2022, respectively, for our pension benefit plans. The projected benefit obligation was $15.1 million and $17.8 million at December 31, 2023 and 2022, respectively, for our postretirement benefit plans.

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

Net Income (Loss) from Continuing Operations Margin, EBITDA from Continuing Operations, EBITDA from Continuing Operations Margin, Adjusted EBITDA from Continuing Operations, and Adjusted EBITDA from Continuing Operations Margin, Adjusting for Certain Items Affecting Comparability
Net income (loss) from continuing operations margin, EBITDA from continuing operations margin, and adjusted EBITDA from continuing operations margin are defined as net income (loss) from continuing operations, EBITDA from continuing operations, and adjusted EBITDA from continuing operations as a percentage of net sales. EBITDA from continuing operations represents net income (loss) from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations, and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.
Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating Income (Loss), Adjusted Total Other Expense (Income), Adjusted Income Tax Expense (Benefit), Adjusted Net Income from Continuing Operations, and Adjusted Diluted Earnings (Loss) Per Share from Continuing Operations, Adjusting for Certain Items Affecting Comparability
Adjusted gross profit, adjusted total operating expenses, adjusted operating income (loss), adjusted total other expense (income), adjusted income tax expense (benefit), and adjusted net income from continuing operations represent their respective GAAP presentation line item adjusted for items such as divestiture, acquisition, integration, and related costs, mark-to-market adjustments on derivative contracts, foreign currency exchange impact on the re-measurement of intercompany notes, growth, reinvestment, and restructuring programs, impairment of assets, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of Net Sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings (loss) per share from continuing operations ("Adjusted diluted EPS") is determined by dividing adjusted net income from continuing operations by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net income (loss) from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the years ended December 31, 2023, 2022, and 2021:

	Year Ended December 31,
	2023	2022	2021
	(unaudited, in millions)
Net income (loss) from continuing operations (GAAP)	$59.0	$(9.2)	$(68.6)
Interest expense	74.8	69.9	72.1
Interest income	(40.1)	(15.5)	(4.7)
Income tax expense (benefit)	24.4	10.3	(17.6)
Depreciation and amortization	141.9	139.6	143.4
EBITDA from continuing operations (Non-GAAP)	260.0	195.1	124.6
Growth, reinvestment, and restructuring programs, excluding accelerated depreciation(1)	46.1	84.5	83.4
Product recall and related costs(2)	29.2	—	—
Divestiture, acquisition, integration, and related costs(3)	16.7	13.8	4.0
Mark-to-market adjustments(4)	15.1	(75.1)	(37.3)
Shareholder activism(5)	0.3	2.7	4.6
Tax indemnification(6)	0.2	—	1.6
Foreign currency (gain) loss on remeasurement of intercompany notes(7)	(1.7)	0.8	(0.5)
Central services and conveyed employee costs(8)	—	65.0	81.6
Loss on extinguishment of debt(9)	—	4.5	14.4
Litigation matter(10)	—	0.4	—
COVID-19, excluding income tax adjustments(11)	—	—	12.4
Change in regulatory requirements(12)	—	—	(0.1)
Adjusted EBITDA from continuing operations (Non-GAAP)	$365.9	$291.7	$288.7

% of net sales
Net income (loss) from continuing operations margin	1.7%	(0.3)%	(2.4)%
EBITDA from continuing operations margin	7.6%	5.9%	4.4%
Adjusted EBITDA from continuing operations margin	10.7%	8.8%	10.3%

(1)
The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. During 2022, the Company recognized $0.6 million of accelerated depreciation within the Company's growth, reinvestment, and restructuring activities as depreciation expense.

Refer to Note 3 of the Consolidated Financial Statements for additional information.

(2)
On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. These broth products may have the potential for non-pathogenic microbial contamination due to lack of sterility assurance. The Company recognized costs of $27.0 million which include non-cash plant shutdown charges of $12.5 million, non-cash inventory write-offs of $10.4 million, and and other costs, including product returns and logistics, of $4.1 million for the year ended December 31, 2023. Additionally, the Company recognized a non-cash inventory write-off of $2.2 million for a packaging quality matter for the year ended December 31, 2023.

Refer to Note 20 of the Consolidated Financial Statements for additional information.

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

(4)
The Company's derivative contracts are marked-to-market each period. The non-cash unrealized changes in fair value recognized in Other expense (income), net, within the Consolidated Statements of Operations are treated as Non-GAAP adjustments. As the contracts are settled, realized gains and losses are recognized, and only the mark-to-market impacts are treated as Non-GAAP adjustments.

Refer to Note 21 to our Consolidated Financial Statements for additional information.

(5)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(6)	Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

(7)	The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(8)
As a result of the sale of a significant portion of the Meal Preparation business during the fourth quarter of 2022, the Company identified two items affecting comparability – 1) central service costs and 2) conveyed employee costs.

1) The Company has historically provided central services to the Meal Preparation business including, but not limited to, IT and financial shared services, procurement and order processing, customer service, warehousing, logistics, and customs. These costs were historically incurred by TreeHouse and include employee and non-employee expenses to support the services. For the years ended December 31, 2022 and 2021, central service costs were approximately $40.2 million and $53.7 million, respectively.

2) Conveyed employee costs represent compensation costs for employees that were not historically dedicated to the sold business and transferred to the buyer after the sale. For the years ended December 31, 2022 and 2021, conveyed employee costs were approximately $24.8 million and $27.9 million, respectively.

(9)
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

Refer to Note 13 to our Consolidated Financial Statements for additional information.

(10)
During the year ended December 31, 2022, the Company recognized $0.4 million incremental expense for the settlement payment of the $9.0 million accrual related to a litigation matter challenging wage and hour practices at three former manufacturing facilities in California.

(11)
During 2021, the Company incurred incremental expenses directly attributable to our response to the COVID-19 pandemic, which included additional protective equipment for employees and additional sanitation measures. These costs were approximately $12.4 million for the year ended December 31, 2021. Additionally, the Company incurred income tax expense due to the enactment of the CARES Act of approximately $1.9 million for the year ended December 31, 2021.

(12)	The Company incurred regulatory compliance costs related to changes in nutrition labeling requirements which included adjustments to inventory write-downs.

The following tables provide a reconciliation of Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income (loss), Adjusted total other expense (income), Adjusted income tax expense (benefit), and Adjusted net income from continuing operations to their most directly comparable GAAP measure, for each of the periods presented:

	Year Ended December 31, 2023
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$576.1	$429.2	$146.9	$63.5	$24.4	$59.0
Adjustments:
Growth, reinvestment, and restructuring programs, including accelerated depreciation(1)	—	(46.1)	46.1	—	—	46.1
Product recall and related costs(2)	29.2	—	29.2	—	—	29.2
Divestiture, acquisition, integration, and related costs(3)	0.8	(15.9)	16.7	—	—	16.7
Mark-to-market adjustments(4)	—	—	—	(15.1)	—	15.1
Shareholder activism(5)	—	(0.3)	0.3	—	—	0.3
Tax indemnification(6)	—	—	—	(0.2)	—	0.2
Foreign currency gain on remeasurement of intercompany notes(7)	—	—	—	1.7	—	(1.7)
Taxes on adjusting items	—	—	—	—	25.7	(25.7)
As adjusted (Non-GAAP)	$606.1	$366.9	$239.2	$49.9	$50.1	$139.2

As reported (% of net sales)	16.8%	12.5%	4.3%	1.9%	0.7%	1.7%
As adjusted (% of net sales)	17.7%	10.7%	7.0%	1.5%	1.5%	4.1%

Earnings per share from continuing operations:
Diluted						$1.05
Adjusted diluted						$2.47

Weighted average common shares:
Diluted for net income from continuing operations						56.4
Diluted for adjusted net income from continuing operations						56.4

	Year Ended December 31, 2022
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating (loss) income	Total other (income) expense	Income tax expense	Net (loss) income from continuing operations
As reported (GAAP)	$522.4	$535.0	$(12.6)	$(13.7)	$10.3	$(9.2)
Adjustments:
Growth, reinvestment, and restructuring programs, including accelerated depreciation(1)	0.5	(84.6)	85.1	—	—	85.1
Divestiture, acquisition, integration, and related costs(3)	1.6	(12.2)	13.8	—	—	13.8
Mark-to-market adjustments(4)	—	—	—	75.1	—	(75.1)
Shareholder activism(5)	—	(2.7)	2.7	—	—	2.7
Foreign currency loss on remeasurement of intercompany notes(7)	—	—	—	(0.8)	—	0.8
Central services and conveyed employee costs(8)	14.9	(50.1)	65.0	—	—	65.0
Loss on extinguishment of debt(9)	—	—	—	(4.5)	—	4.5
Litigation matter(10)	—	(0.4)	0.4	—	—	0.4
Taxes on adjusting items	—	—	—	—	15.4	(15.4)
As adjusted (Non-GAAP)	$539.4	$385.0	$154.4	$56.1	$25.7	$72.6

As reported (% of net sales)	15.8%	16.2%	(0.4)%	(0.4)%	0.3%	(0.3)%
As adjusted (% of net sales)	16.4%	11.7%	4.7%	1.7%	0.8%	2.2%

Earnings (loss) per share from continuing operations:
Diluted						$(0.16)
Adjusted diluted						$1.28

Weighted average common shares:
Diluted for net loss from continuing operations						56.0
Diluted for adjusted net income from continuing operations						56.5

	Year ended December 31, 2021
(Unaudited in millions except per share amounts)	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income from continuing operations
As reported (GAAP)	$471.6	$515.8	$(44.2)	$42.0	$(17.6)	$(68.6)
Adjustments:
Growth, reinvestment, and restructuring programs, including accelerated depreciation(1)	—	(83.4)	83.4	—	—	83.4
Divestiture, acquisition, integration, and related costs(3)	0.5	(3.5)	4.0	—	—	4.0
Mark-to-market adjustments(4)	—	—	—	37.3	—	(37.3)
Shareholder activism(5)	—	(4.6)	4.6	—	—	4.6
Tax indemnification(6)	—	—	—	(1.6)	—	1.6
Foreign currency gain on remeasurement of intercompany notes(7)	—	—	—	0.5	—	(0.5)
Central services and conveyed employee costs(8)	18.1	(63.5)	81.6	—	—	81.6
Loss on extinguishment of debt(9)	—	—	—	(14.4)	—	14.4
COVID-19(11)	12.4	—	12.4	—	(1.9)	14.3
Change in regulatory requirements(12)	(0.1)	—	(0.1)	—	—	(0.1)
Taxes on adjusting items	—	—	—	—	39.7	(39.7)
As adjusted (Non-GAAP)	$502.5	$360.8	$141.7	$63.8	$20.2	$57.7

As reported (% of net sales)	16.8%	18.3%	(1.6)%	1.5%	(0.6)%	(2.4)%
As adjusted (% of net sales)	17.9%	12.8%	5.0%	2.3%	0.7%	2.1%

Earnings (loss) per share from continuing operations:
Diluted						$(1.23)
Adjusted diluted						$1.03

Weighted average common shares:
Diluted for net loss from continuing operations						55.9
Diluted for adjusted net income from continuing operations						56.2

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

The following table reconciles cash flow provided by (used in) operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash flow provided by (used in) operating activities from continuing operations	$157.3	$(67.7)	$141.6
Less: Capital expenditures	(140.8)	(93.5)	(84.2)
Free cash flow from continuing operations	$16.5	$(161.2)	$57.4

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including SOFR and prime interest rates.

The Company has entered into long-term interest rate swap agreements to mitigate its variable rate debt exposures that have a notional amount of $1,175.0 million as of December 31, 2023 and $875.0 million as of December 31, 2022. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $300.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.99%. Based on the weighted average rates, when using the one month SOFR rate as of December 31, 2023 and potential changes to credit spreads due to changes in our covenant leverage ratio, the borrowing cost on the principal and revolver with the interest rate swaps would range from 4.35% to 4.85% during the life of the swap agreements.

In January 2024, the Company entered into additional interest rate swap agreements to lock into a fixed interest rate base. The agreements have a notional value of $300.0 million, effective February 28, 2025 through February 29, 2028. Under the terms of the agreements entered in January 2024, the weighted average fixed interest rate base for the $300.0 million of interest rate swaps is approximately 3.38%.

Our variable-rate debt is nearly fully hedged by our fixed rate interest rate swaps as of December 31, 2023. Based on our outstanding variable-rate debt balance of $905.0 million under the Credit Agreement at December 31, 2023, and by including the impact of $875.0 million in effective interest rate swap agreements, each 1% rise in interest rates would increase our annual interest expense by approximately $0.3 million ($9.1 million excluding the $875.0 million in interest rate swap agreements).

Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. There can be no assurance that our forward purchasing programs will result in the optimal price. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a 10% change in commodity prices would impact the fair value of the portfolio by $28.0 million. We do not utilize financial instruments for trading purposes.
During 2021 and 2022, the overall global economy experienced inflation in the costs of raw materials, packaging materials, fuel, and energy. While the Company continued to experience inflationary costs throughout 2023, the Company saw a general decline in the costs of some of our key commodities, including oats, wheat, coconut oil, and green coffee. When comparing fiscal year 2023 to 2022, some raw material input costs had price increases, primarily including, but not limited to, sugar, cucumbers, cocoa, and peanut butter; however, most of our raw material input costs decreased during 2023. Additionally, other input costs had price increases when comparing 2023 to 2022, primarily including, but not limited to, diesel, natural gas, and coated recycled board. However, the costs of resin and linerboard both decreased during 2023.
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers, although supply chain disruption in 2021 and 2022 challenged and delayed timing of availability from our suppliers. However, in 2023, our service has improved in part as a result of supply chains stabilizing. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

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

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. The Company periodically enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2023, the Company had no foreign currency contracts outstanding. At December 31, 2023, the impact of a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated results of operations.

Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2023 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 16, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Coffee Roasting Capability Acquisition - Refer to Note 7 to the financial statements
Critical Audit Matter Description
On June 30, 2023, the Company completed the acquisition of the Direct Ship coffee business and its Northlake, Texas coffee facility (the "Coffee Roasting Capability") from Farmer Brothers Company. The Coffee Roasting Capability was accounted for under the acquisition method of accounting, which did not result in the identification of any goodwill. The purchase price allocation of the fair value of net tangible assets acquired consisted of inventories, real property and personal property.
We identified the valuation of the real property as a critical audit matter because of the significant estimates and management assumptions required to determine the fair value as of the acquisition date. This required a high degree of auditor judgment and an increased extent of audit effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate management’s valuation methodologies and the significant management assumptions used in the cost and market approaches.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the real property included the following, among others:

•We tested the effectiveness of the controls over management’s review of the accounting for the real property valuation, including controls over the review of the valuation methodologies and the significant management assumptions used in the cost and market approaches.
•We read the terms of the Asset Purchase Agreement and other contemporaneous agreements to evaluate the characteristics of the real property acquired for purposes of the valuation.
•We tested the completeness and accuracy of the underlying data supporting the determination of the significant management assumptions.
•With the assistance of our fair value specialists, we also performed the following:
◦We evaluated the valuation methodologies used by the Company.
◦We identified independent market transactions for the real property acquired and compared these transactions to the selected real property fair value.
◦We performed sensitivity testing on the cost of the real property and compared our estimates to the selected real property fair value.

/s/ DELOITTE & TOUCHE LLP

Chicago, IL
February 16, 2024

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$320.3	$43.0
Receivables, net of allowance for credit losses of $0.4 in both 2023 and 2022	175.6	158.8
Inventories	534.0	554.0
Prepaid expenses and other current assets	24.9	23.2
Assets of discontinued operations	—	60.4
Total current assets	1,054.8	839.4
Property, plant, and equipment, net	737.6	641.6
Operating lease right-of-use assets	193.0	184.4
Goodwill	1,824.7	1,817.6
Intangible assets, net	257.4	296.0
Note receivable, net of allowance for credit losses of $0.0 in both 2023 and 2022	—	427.0
Other assets, net	39.1	47.9
Total assets	$4,106.6	$4,253.9
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$534.9	$618.7
Accrued expenses	169.0	208.5
Current portion of long-term debt	0.4	0.6
Total current liabilities	704.3	827.8
Long-term debt	1,396.0	1,394.0
Operating lease liabilities	165.0	159.1
Deferred income taxes	111.4	108.7
Other long-term liabilities	65.1	77.3
Total liabilities	2,441.8	2,566.9
Commitments and contingencies (Note 20)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 54.1 and 56.1 shares outstanding as of December 31, 2023 and 2022, respectively	0.6	0.6
Treasury stock	(234.2)	(133.3)
Additional paid-in capital	2,223.4	2,205.4
Accumulated deficit	(248.9)	(302.0)
Accumulated other comprehensive loss	(76.1)	(83.7)
Total stockholders’ equity	1,664.8	1,687.0
Total liabilities and stockholders’ equity	$4,106.6	$4,253.9

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$3,431.6	$3,297.1	$2,814.3
Cost of sales	2,855.5	2,774.7	2,342.7
Gross profit	576.1	522.4	471.6
Operating expenses:
Selling and distribution	171.6	217.8	199.4
General and administrative	204.1	206.5	185.2
Amortization expense	48.2	47.9	47.3
Other operating expense, net	5.3	62.8	83.9
Total operating expenses	429.2	535.0	515.8
Operating income (loss)	146.9	(12.6)	(44.2)
Other expense (income):
Interest expense	74.8	69.9	72.1
Interest income	(40.1)	(15.5)	(4.7)
Loss on extinguishment of debt	—	4.5	14.4
(Gain) loss on foreign currency exchange	(1.4)	1.7	(0.4)
Other expense (income), net	30.2	(74.3)	(39.4)
Total other expense (income)	63.5	(13.7)	42.0
Income (loss) before income taxes	83.4	1.1	(86.2)
Income tax expense (benefit)	24.4	10.3	(17.6)
Net income (loss) from continuing operations	59.0	(9.2)	(68.6)
Net (loss) income from discontinued operations	(5.9)	(137.1)	56.1
Net income (loss)	$53.1	$(146.3)	$(12.5)

Earnings (loss) per common share - basic:
Continuing operations	$1.06	$(0.16)	$(1.23)
Discontinued operations	(0.11)	(2.45)	1.00
Net earnings (loss) per share basic (1)	$0.95	$(2.61)	$(0.22)

Earnings (loss) per common share - diluted:
Continuing operations	$1.05	$(0.16)	$(1.23)
Discontinued operations	(0.10)	(2.45)	1.00
Net earnings (loss) per share diluted (1)	$0.94	$(2.61)	$(0.22)

Weighted average common shares:
Basic	55.8	56.0	55.9
Diluted	56.4	56.0	55.9
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$53.1	$(146.3)	$(12.5)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	2.8	(16.1)	(3.6)
Pension and postretirement benefits adjustments	4.8	(14.0)	14.0
Other comprehensive income (loss)	7.6	(30.1)	10.4
Comprehensive income (loss)	$60.7	$(176.4)	$(2.1)

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2021	58.3	$0.6	(2.4)	$(108.3)	$2,179.9	$(143.2)	$(64.0)	$1,865.0
Net loss	—	—	—	—	—	(12.5)	—	(12.5)
Other comprehensive income	—	—	—	—	—	—	10.4	10.4
Treasury stock repurchases	—	—	(0.5)	(25.0)	—	—	—	(25.0)
Exercise of stock options and issuance of other stock awards	0.4	—	—	—	(8.2)	—	—	(8.2)
Stock-based compensation	—	—	—	—	15.7	—	—	15.7
Balance, December 31, 2021	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(146.3)	—	(146.3)
Other comprehensive loss	—	—	—	—	—	—	(30.1)	(30.1)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(4.3)	—	—	(4.3)
Stock-based compensation	—	—	—	—	22.3	—	—	22.3
Balance, December 31, 2022	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	53.1	—	53.1
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Treasury stock repurchases	—	—	(2.3)	(100.9)	—	—	—	(100.9)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(6.8)	—	—	(6.8)
Stock-based compensation	—	—	—	—	24.8	—	—	24.8
Balance, December 31, 2023	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$53.1	$(146.3)	$(12.5)
Net (loss) income from discontinued operations	(5.9)	(137.1)	56.1
Net income (loss) from continuing operations	59.0	(9.2)	(68.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	141.9	139.6	143.4
Stock-based compensation	24.8	19.8	14.2
Loss on extinguishment of debt	—	4.5	14.4
Unrealized loss (gain) on derivative contracts	15.1	(75.1)	(37.3)
Deferred income taxes	3.5	9.1	(9.8)
Deferred TSA income	(12.3)	(22.7)	—
Other, net	8.9	6.4	2.3
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(15.2)	(8.9)	61.3
Inventories	51.6	(128.3)	(57.1)
Prepaid expenses and other assets	5.3	43.6	1.0
Accounts payable	(82.4)	(14.8)	126.1
Accrued expenses and other liabilities	(42.9)	(31.7)	(48.3)
Net cash provided by (used in) operating activities - continuing operations	157.3	(67.7)	141.6
Net cash (used in) provided by operating activities - discontinued operations	—	(83.0)	183.3
Net cash provided by (used in) operating activities	157.3	(150.7)	324.9
Cash flows from investing activities:
Additions to property, plant, and equipment	(137.0)	(85.8)	(69.7)
Additions to intangible assets	(3.8)	(7.7)	(14.5)
Proceeds from sale of fixed assets	—	4.8	0.4
Acquisitions, net of cash acquired	(100.6)	—	—
Proceeds from sale of investments	—	—	17.2
Net cash used in investing activities - continuing operations	(241.4)	(88.7)	(66.6)
Net cash provided by investing activities - discontinued operations	468.1	500.7	49.8
Net cash provided by (used in) investing activities	226.7	412.0	(16.8)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	2,935.3	855.9	194.4
Payments under Revolving Credit Facility	(2,935.3)	(855.9)	(194.4)
Repurchases of Notes	—	—	(602.9)
Payments on finance lease obligations	(0.6)	(1.1)	(1.6)
Payment of deferred financing costs	—	(2.7)	(8.5)
Payments on Term Loans	—	(514.3)	(1,136.7)
Proceeds from refinanced Term Loans	—	—	1,430.0
Payment of debt premium for extinguishment of debt	—	—	(9.0)
Repurchases of common stock	(100.0)	—	(25.0)
Receipts related to stock-based award activities	—	0.4	—
Payments related to stock-based award activities	(6.9)	(4.7)	(8.2)
Net cash used in financing activities - continuing operations	(107.5)	(522.4)	(361.9)
Net cash used in financing activities - discontinued operations	—	(0.3)	(0.4)
Net cash used in financing activities	(107.5)	(522.7)	(362.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	(4.2)	(1.8)
Net increase (decrease) in cash and cash equivalents	277.3	(265.6)	(56.0)
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	4.1	11.8
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	(4.1)
Cash and cash equivalents, beginning of year	43.0	304.5	352.8
Cash and cash equivalents, end of year	$320.3	$43.0	$304.5

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow disclosures:
Interest paid	$93.7	$68.1	$65.0
Net income taxes paid (refunded)	19.3	(3.0)	(14.3)

Non-cash investing activities:
Accrued purchase of property and equipment	$17.1	$20.3	$37.3
Accrued other intangible assets	0.3	1.1	2.3
Right-of-use assets obtained in exchange for lease obligations	45.1	86.8	39.5
Note receivable issued in exchange for the sale of business net assets	—	425.9	—
Note receivable increase from paid in kind interest	3.2	1.1	—
Note receivable purchase price adjustment reduction	(5.1)	—	—
Deferred payment from acquisition of seasoned pretzel capability	4.0	—	—

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2023, 2022, and 2021

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the "Company," "TreeHouse,” "we," "us," or "our"). All intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations — On September 29, 2023, the Company completed the sale of its Snack Bars business for approximately $58.7 million in cash. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of high-growth categories. Beginning in the third quarter of 2023, the Snack Bars Business is presented as a component of discontinued operations and has been excluded from continuing operations for all periods presented. Refer to Note 7 for additional information.

Segment Information — The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. We manufacture and distribute private brands food and beverages in North America. Our products are primarily shelf stable and share similar customers and distribution. The Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM") allocates resources and assesses performance based upon discrete financial information at the consolidated level. We have one segment manager who reports directly to the CODM with incentive compensation based on aggregated consolidated results of the Company. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for sales, procurement, and general and administrative activities. The majority of our manufacturing plants each produce one food or beverage category. Refer to Note 22 for disaggregation of revenue for additional information of our principal products sold as well as additional geographic information and major customers.

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

Cash and Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2023 and 2022, $27.5 million and $1.1 million, respectively, represents cash and cash equivalents held in foreign jurisdictions, in local currencies. The Company is exposed to potential risks associated with its cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.

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

Note Receivable — The Note Receivable was classified as held for investment and measured at amortized cost, net of allowance for credit losses. The Company accrued interest income on its note receivable based on the contractual terms of the note which were payable quarterly.

Inventories — Inventories are stated at the lower of cost or net realizable value. We value inventories using standard costs which approximates costs determined on the first-in first-out basis. The costs of finished goods inventories include raw materials, labor, and overhead costs.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

When determining the lease term, we include renewal or termination options based on whether or not we are reasonably certain to exercise. For operating leases, lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Finance leases are amortized over the shorter of their lease term or their estimated useful lives, and amortization expense is included in depreciation expense. Fixed lease costs represent the explicitly quantified lease payments prescribed by the lease agreement and are included in the measurement of the right-of-use asset and corresponding lease liability. Variable lease payments that depend on an index or a rate are included in the calculation of the right-of-use asset and lease liability based on the index or rate at lease commencement. Other variable lease payments such as those that depend on the usage or performance of an underlying asset are not included in the measurement of the right-of-use asset or lease liability. The Company has elected the practical expedient to combine lease and nonlease components into a single component for all of its leases.

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

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Refer to Note 3 for additional information. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

Goodwill — Goodwill is calculated as the excess of the purchase price of acquired businesses over the fair market value of their identifiable net assets. Goodwill represents the value the Company expects to achieve through the implementation of operational synergies, the expansion of the business into new or growing segments of the industry, and the addition of new employees. Goodwill is evaluated annually in the fourth quarter or more frequently, if events or changes in circumstances require an interim assessment. We assess goodwill for impairment (as of December 31) at the reporting unit level using income and market approaches, employing significant assumptions regarding growth, discount rates, and profitability for our single reporting unit. Our estimates under the income approach are determined based on a discounted cash flow model. The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization ("EBITDA") and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publicly available information. In determining the indicated fair value of our reporting unit, the Company concludes based on the income approach, and uses the market approach to corroborate, as the Company believes the income approach is the most reliable indicator of the fair value of its reporting unit. The resulting value is then compared to the carrying value for its reporting unit to determine if impairment is necessary.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Intangible Assets — Identifiable intangible assets with finite lives are amortized over their estimated useful lives as follows:

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

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of Selling and distribution expense were approximately $112.5 million, $140.4 million, and $121.9 million for the years ended December 31, 2023, 2022, and 2021, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net sales.

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $13.0 million, $12.4 million, and $13.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations. Expenditures totaled $1.7 million, $1.2 million, and $1.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Consolidated Financial Statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on its Consolidated Financial Statements and related disclosures.

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS
The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. These activities are aggregated into the following categories: (1) Strategic Growth Initiatives (completed in 2023) – a growth and reinvestment strategy and (2) other (collectively the "Growth, Reinvestment, and Restructuring Programs").

Below is a description of each of the Growth, Reinvestment, and Restructuring Programs:

(1) Strategic Growth Initiatives

In the first quarter of 2021, the Company began executing on its growth and reinvestment initiatives designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. These initiatives were intended to better position the Company to accelerate future revenue and earnings growth, and improve the execution of our strategy to be our customers' preferred manufacturing and distribution partner. This reinvestment program was completed in 2023. The total costs within this program were $115.5 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. Consulting and professional fees included implementing TreeHouse Management Operating System ("TMOS") initiatives at our manufacturing plants, building digital capabilities, and advancing automation and value engineering in our supply chain network. Employee-related costs primarily consisted of severance, retention, and dedicated employee costs.

(2) Other

Other costs include restructuring costs incurred for retention, severance, organization redesign, information technology system implementation, costs to exit facilities or production, contract termination costs, and other administrative costs. Retention includes one-time cash recognition payments that were expensed ratably from the fourth quarter of 2021 to the first quarter of 2022 as well as additional cash bonuses and stock-based compensation to drive retention.

Dallas Plant Closure

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and will transition production from Dallas to its Northlake, Texas facility in 2024. As a result of the Dallas plant closure, the Company performed a recoverability assessment on the Dallas facility asset group. Our assessment indicated that the Dallas facility asset group was not recoverable, and we were required to determine the fair value of the facility. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $4.7 million of property, plant, and equipment was recognized in our Dallas facility asset group. The impairment charge is included in Other operating expense, net in the Consolidated Statements of Operations. The Company expects the total costs related to the Dallas transition to be approximately $15.0 million, and the cumulative costs incurred to date are $5.0 million, including the impairment charge recorded in the fourth quarter of 2023.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets was based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

The costs by activity for the Growth, Reinvestment, and Restructuring Programs are outlined below:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Strategic Growth Initiatives	$15.1	$40.4	$55.8
Other	31.0	44.7	27.6
Total	$46.1	$85.1	$83.4

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

Expenses associated with these programs are recorded in Cost of sales and Other operating expense, net in the Consolidated Statements of Operations.

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cost of sales	$—	$0.5	$—
Other operating expense, net	46.1	84.6	83.4
Total	$46.1	$85.1	$83.4

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Asset-related	$4.7	$0.6	$—
Employee-related	15.5	37.0	27.9
Other costs	25.9	47.5	55.5
Total	$46.1	$85.1	$83.4

For the years ended December 31, 2023, 2022, and 2021, asset-related costs primarily consisted of accelerated depreciation and long-lived asset impairment; employee-related costs primarily consisted of retention, severance, and dedicated project employee cost; and other costs primarily consisted of consulting services. Asset-related, employee-related, and other costs are primarily recognized in Other operating expense, net in the Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the exit cost liability related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of December 31, 2023:

	Severance	Retention	Total Exit Cost Liabilities
	(In millions)
Balance as of December 31, 2022	$8.8	$4.2	$13.0
Expenses recognized	4.8	2.3	7.1
Cash payments	(8.2)	(6.3)	(14.5)
Balance as of December 31, 2023	$5.4	$0.2	$5.6

The severance and retention liabilities are included in Accrued expenses in the Consolidated Balance Sheets.

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 10 years. Some of the Company’s leases include options to extend the leases for up to 17 years, and some include options to terminate the leases within 1 year.

Supplemental balance sheet information related to leases are as follows:

		December 31,
	Balance Sheet Classification	2023	2022
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$193.0	$184.4
Finance	Property, plant, and equipment, net	0.6	1.2
Total assets		$193.6	$185.6

Liabilities
Current liabilities
Operating	Accrued expenses	$40.2	$38.6
Finance	Current portion of long-term debt	0.4	0.6
Total current liabilities		40.6	39.2
Noncurrent liabilities
Operating	Operating lease liabilities	165.0	159.1
Finance	Long-term debt	0.2	0.6
Total noncurrent liabilities		165.2	159.7
Total lease liabilities		$205.8	$198.9

The weighted-average discount rates for the Company's operating and finance leases are as follows:

	December 31,
Weighted-average discount rate	2023	2022
Operating leases	4.7%	4.4%
Finance leases	2.7%	2.7%

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

	December 31,
Weighted-average remaining lease term	2023	2022
Operating leases	5.5 years	5.9 years
Finance leases	1.4 years	2.3 years

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows:

		Year Ended December 31,
	Statement of Operations Classification	2023	2022	2021
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$48.7	$44.0	$37.8
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	0.7	1.0	1.4
Interest on lease liabilities	Interest expense	—	0.1	0.1
Total finance lease cost		0.7	1.1	1.5
Variable lease cost (1)	Cost of sales and General and administrative	14.8	15.9	15.6
Sublease income	Cost of sales, General and administrative, and Other operating expense, net	(4.3)	(4.1)	(3.4)
Net lease cost		$59.9	$56.9	$51.5

(1)    Includes short-term leases, which are immaterial.

As of December 31, 2023, future maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In millions)
2024	$48.8	$0.4
2025	46.4	0.2
2026	46.4	—
2027	39.4	—
2028	17.1	—
Thereafter	37.2	—
Total lease payments	235.3	0.6
Less: Interest	(30.1)	—
Present value of lease liabilities	$205.2	$0.6

Other information related to leases were as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$47.1	$42.1	$37.2
Operating cash flows from finance leases	—	0.1	0.1
Financing cash flows from finance leases	0.6	1.1	1.6

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. RECEIVABLES SALES PROGRAM

The Company has entered into agreements to sell certain trade accounts receivable to unrelated, third-party financial institutions at a discount (collectively, the "Receivables Sales Program"). The agreements can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has an insignificant retained interest in the receivables sold under the Receivables Sales Program; however, under the agreements, the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the maximum amount of outstanding accounts receivables sold at any time is $500.0 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	December 31,
	2023	2022
	(In millions)
Outstanding accounts receivable sold	$343.8	$347.1
Receivables collected and not remitted to financial institutions	200.2	204.5

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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Receivables sold	$1,850.3	$2,320.4	$1,846.9
Receivables collected and remitted to financial institutions	(1,853.6)	(2,330.6)	(1,773.9)

The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $13.9 million, $6.5 million, and $1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in Other expense (income), net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2023 or December 31, 2022, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	December 31,
	2023	2022
	(In millions)
Raw materials and supplies	$245.4	$215.6
Finished goods	288.6	338.4
Total inventories	$534.0	$554.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Coffee Roasting Capability

On June 30, 2023, the Company completed the acquisition of the Direct Ship coffee business and its Northlake, Texas coffee facility (the "Coffee Roasting Capability") from Farmer Brothers Company, a national coffee roaster, wholesaler, equipment servicer and distributor of coffee, tea, and culinary products. The acquisition brings roasting, grinding, flavoring and blending capabilities to the Company's portfolio to complement the Company's existing single-serve pod and ready-to-drink coffee businesses. The total purchase consideration consisted of approximately $90.6 million in cash. The acquisition was funded by borrowings from the Company’s $500.0 million Revolving Credit Facility.

The Coffee Roasting Capability was accounted for under the acquisition method of accounting. The Company incurred acquisition-related costs of $2.4 million during the year ended December 31, 2023. These costs are included in General and administrative expense in the Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible assets acquired:

(In millions)
Cash transferred at close	$92.2
Purchase price adjustment	(1.6)
Total consideration transferred	$90.6

Allocation of consideration to assets acquired:
Inventories	$29.8
Property, plant, and equipment, net	60.8
Total purchase price	$90.6

Real property and personal property fair values were determined using the cost and market approaches. The purchase price allocation in the table above is preliminary and subject to the finalization of the Company’s valuation analysis.

The results of operations of the Coffee Roasting Capability were included in our Consolidated Financial Statements from the date of acquisition. Included in the Company’s Consolidated Statements of Operations are the Coffee Roasting Capability’s net sales of approximately $64.1 million and net loss before income taxes of $3.1 million from the date of acquisition through December 31, 2023. During the fourth quarter of 2023, the Company recorded a purchase price adjustment which reduced the amount of consideration transferred by $1.6 million, decreased inventory by $1.7 million, and increased property, plant, and equipment, net by $0.1 million.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Consolidated Balance Sheets based on the preliminary purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of $4.0 million due in the third quarter of 2024. The deferred payment is recognized within Accrued expenses in the Consolidated Balance Sheets as of December 31, 2023. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

Subsequent Event

On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food, for approximately $20.0 million in cash, subject to customary purchase price adjustments. The allocation of the purchase price is expected to consist primarily of inventory. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Sale of the Snack Bars Business

On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Transaction" or the "Snack Bars Business") to John B. Sanfilippo & Son, Inc. (the "Snack Bars Business Buyer") for approximately $58.7 million in cash. The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. The Company classified the proceeds within Net cash provided by investing activities - discontinued operations. The Company recognized a gain on disposal of $1.1 million during the year ended December 31, 2023. The gain on disposal is recognized within Net (loss) income from discontinued operations in the Company's Consolidated Statements of Operations. This transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advances the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of high-growth categories.

The Company entered into a Transition Services Agreement ("TSA") with John B. Sanfilippo & Son, Inc., which is designed to ensure and facilitate an orderly transfer of business operations. The terms of the TSA are four months with the option to extend up to six additional months. The Snack Bars Business Buyer may terminate any individual services upon 14 days notice. TSA income is recognized as services are performed, and the income received under the TSA was $0.6 million for the year ended December 31, 2023.

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note. Refer to Note 8 for additional information on the secured Seller Promissory Note. The Company recognized expected loss on disposal adjustments of $2.2 million and $128.5 million during the years ended December 31, 2023 and 2022, respectively. The expected loss on disposal is recognized within Net (loss) income from discontinued operations in the Consolidated Statements of Operations.

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

The Company entered into a Transition Services Agreement with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA include, but are not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. These services terminate at various times up to twenty-four months from the date of sale and certain services can be renewed with a maximum of an additional twelve-month period. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit was included in the fair value of consideration transferred, and it represented deferred income for TreeHouse until the Company incurs the related TSA costs, at which point deferred income was reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $41.1 million and $22.7 million for the years ended December 31, 2023 and 2022, respectively. The TSA income is classified within Other operating expense, net in the Company's Consolidated Statements of Operations. As of December 31, 2023, the deferred income balance on the TSA Credit was fully utilized with no balance remaining.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Sale of the Ready-to-eat Cereal Business

On June 1, 2021, the Company simultaneously entered into a definitive agreement and completed the sale of its Ready-to-eat ("RTE") Cereal business to Post Holdings, Inc. ("Post") for a base purchase price of $85.0 million, subject to customary purchase price adjustments, resulting in cash proceeds at closing of $88.0 million. The Company classified the proceeds within Net cash (used in) provided by investing activities - discontinued operations, and a pre-tax gain was recognized on the transaction upon closing of $18.4 million as a component of Net cash provided by investing activities - discontinued operations. The sale of this business was part of the Company's portfolio optimization strategy. RTE Cereal operated as two manufacturing plants located in Lancaster, Ohio and Sparks, Nevada.

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

The Company has reflected these three transactions as a discontinued operation. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Net sales	$121.3	$1,338.9	1,591.2
Cost of sales	127.6	1,186.4	1,355.1
Selling, general, administrative and other operating expense	0.9	123.0	134.1
Amortization expense	—	14.5	25.4
Asset impairment	—	—	9.5
Loss (gain) on sale of business	1.1	128.5	(18.4)
Operating (loss) income from discontinued operations	(8.3)	(113.5)	85.5
Interest expense and other (income) expense	(1.1)	20.8	11.5
Income tax (benefit) expense	(1.3)	2.8	17.9
(Loss) income from discontinued operations, net of tax	$(5.9)	$(137.1)	56.1

Assets and liabilities of discontinued operations presented in the Consolidated Balance Sheets as of December 31, 2022 include the following:

December 31,
2022
(in millions)
Inventories	$35.5
Property, plant, and equipment, net	24.9
Total assets of discontinued operations	$60.4

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. NOTE RECEIVABLE

As a result of the completion of the sale of a significant portion of the Company’s Meal Preparation business on October 3, 2022, the Company entered into a $425.9 million five-year secured Seller Promissory Note ("Seller Note Credit Agreement") with Rushmore Investment II LLC ("Holdings") and the US Buyer (collectively with Holdings and US Buyer, the "Loan Parties") which matures on October 1, 2027. The Seller Note Credit Agreement sets forth the terms of the Seller Promissory Note and the loan evidenced thereby (the "Seller Loan"). The Seller Loan bears interest at a rate per annum equal to 10% for the first two years thereof, 11% for the third year thereof, 12% for the fourth year thereof, and 13% thereafter, payable quarterly in arrears. For the first year of the Seller Loan, a portion of the interest, of up to 1% per annum, may be paid in kind; all other interest for the first year, and all interest thereafter, is paid in cash.

The Seller Loan was measured at fair value on a nonrecurring basis and assessed for credit losses periodically. Management determined that the fair value of the Seller Loan approximated its principal value upon initial recognition, and no premium or discount was recognized. The fair value of the Seller Loan was estimated using the Black-Derman-Toy binomial lattice model ("BDT"). The BDT determines the future evolution of relevant yields and includes unobservable inputs. Accordingly, the fair value of the Company's Seller Loan was classified as Level 3 within the valuation hierarchy.

On October 19, 2023, the Company received the $427.5 million repayment of its Seller Note Credit Agreement, which included the outstanding principal balance of $425.2 million and $2.3 million of accrued interest. The repayment of the outstanding principal balance is reflected in Net cash provided by investing activities - discontinued operations in the Consolidated Statements of Cash Flows. The Company will follow its disciplined capital allocation strategy in deploying the proceeds.

The Seller Loan had no balance and a balance of $427.0 million as of December 31, 2023 and December 31, 2022, respectively, included within Note receivable, net in the Consolidated Balance Sheets. During the year ended December 31, 2023 and 2022, the Company recognized $34.5 million and $10.6 million, respectively, within Interest income in the Consolidated Statements of Operations related to the Seller Loan.

9. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2023	2022
	(In millions)
Land	$35.2	$26.4
Buildings and improvements	367.2	308.0
Machinery and equipment	1,042.5	968.9
Construction in progress	97.4	65.7
Total	1,542.3	1,369.0
Less accumulated depreciation	(804.7)	(727.4)
Property, plant, and equipment, net	$737.6	$641.6

Depreciation expense was $93.7 million, $91.7 million, and $96.1 million in 2023, 2022, and 2021, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the years ended December 31, 2023 and 2022 are as follows:

Goodwill
(In millions)
Balance at January 1, 2022	$1,821.9
Foreign currency exchange adjustments	(4.3)
Balance at December 31, 2022	1,817.6
Acquisition	5.4
Foreign currency exchange adjustments	1.7
Balance at December 31, 2023	$1,824.7

The Company performed the annual impairment assessment on goodwill as of December 31, 2023 and 2022, noting no impairment losses.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2023 and 2022 are as follows:

	December 31,
	2023			2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$549.3	$(364.1)	$185.2	$542.9	$(329.5)	$213.4
Trademarks	18.7	(15.9)	2.8	18.7	(14.6)	4.1
Formulas/recipes	15.5	(14.9)	0.6	15.1	(14.7)	0.4
Computer software	209.0	(146.2)	62.8	205.6	(133.5)	72.1
Total finite lived intangibles	792.5	(541.1)	251.4	782.3	(492.3)	290.0

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$798.5	$(541.1)	$257.4	$788.3	$(492.3)	$296.0

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2023 and 2022, resulting in no impairment losses.

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2024	$47.9
2025	47.0
2026	44.3
2027	42.1
2028	39.4

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

11. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31,
	2023	2022
	(In millions)
Payroll and benefits	$50.3	$71.6
Operating lease liabilities	40.2	38.6
Trade promotion liabilities	20.2	19.5
Health insurance, workers' compensation, and other insurance costs	16.1	17.6
Taxes	9.8	6.4
Derivative contracts	8.0	0.3
Interest	7.3	8.7
Marketing liabilities	5.0	6.3
Other accrued liabilities	12.1	39.5
Total	$169.0	$208.5

12. INCOME TAXES
The components of Income (loss) before income taxes are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Domestic	$75.5	$13.6	$(82.9)
Foreign	7.9	(12.5)	(3.3)
Income (loss) before income taxes	$83.4	$1.1	$(86.2)
The following table presents the components of the 2023, 2022, and 2021 provision for income taxes:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Current:
Federal	$15.3	$0.1	$(6.4)
State	4.3	(0.3)	1.0
Foreign	1.3	1.4	(2.4)
Total current	20.9	1.2	(7.8)
Deferred:
Federal	4.1	3.1	(9.5)
State	(1.2)	8.7	(0.7)
Foreign	0.6	(2.7)	0.4
Total deferred	3.5	9.1	(9.8)
Total income tax expense (benefit)	$24.4	$10.3	$(17.6)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of income tax expense (benefit) computed at the U.S. federal statutory tax rate to the income tax expense (benefit) reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Tax at statutory rate	$17.5	$0.2	$(18.1)
Nondeductible officers' compensation	3.2	1.3	1.5
State income taxes (1)	2.4	6.6	0.2
Effect of cross-border tax laws	1.3	—	0.6
Excess tax benefits related to stock-based compensation	0.9	3.0	0.4
Tax credits	(0.5)	(0.7)	(0.7)
Uncertain tax positions	(0.5)	(2.5)	(2.9)
Canadian restructuring (2)	—	1.6	—
Nondeductible transaction costs	—	1.4	—
CARES Act	—	—	1.9
Other, net	0.1	(0.6)	(0.5)
Total provision for income taxes	$24.4	$10.3	$(17.6)
(1)    2023, 2022, and 2021 State income taxes are inclusive of a valuation allowance of $0.1 million, $5.0 million, and $2.4 million, respectively, recorded against certain deferred tax assets.
(2)    In anticipation of the sale of a significant portion of the Meal Preparation business, the Company completed a Canadian restructuring resulting in a $1.6 million tax impact during 2022.
The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2023	2022
	(In millions)
Deferred tax assets:
Loss and credit carryovers	$197.4	$208.6
Lease liabilities	51.0	49.8
Interest limitation carryover	16.9	19.7
Accrued liabilities	14.4	18.0
Pension and postretirement benefits	8.3	10.6
Stock compensation	4.4	6.3
Other	18.2	14.2
Total deferred tax assets	310.6	327.2
Valuation allowance	(178.2)	(186.4)
Total deferred tax assets, net of valuation allowance	132.4	140.8

Deferred tax liabilities:
Fixed assets and intangible assets	(191.2)	(194.2)
Lease assets	(49.2)	(48.5)
Other	(2.4)	(5.5)
Total deferred tax liabilities	(242.8)	(248.2)
Net deferred income tax liability	$(110.4)	$(107.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(In millions)
Foreign net operating losses	$4.6	$1.2	2029 – 2042
State net operating losses	313.4	10.9	2024 – 2043
Federal credits	—	6.7	2027
State credits	—	9.7	2024 – 2037
Federal capital loss	621.9	130.6	2024 – 2027
State capital loss	842.3	29.4	2024 – 2027
Foreign capital loss	49.2	6.5	N/A
Other	—	2.4	2024 – 2037
Total		$197.4
The Company assessed the realizability of its deferred tax assets and has recorded valuation allowances for certain foreign non-capital loss carryforwards, state net operating loss carryforwards, and state tax credit carryforwards that will more likely than not expire unused. In addition, the Company has recorded a full valuation allowance against the deferred tax asset of $166.5 million it established for capital losses resulting from divestitures.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, and various U.S. states. In the U.S. federal jurisdiction, the Company is open to examination for the tax years ended December 31, 2021 and forward; for Canadian purposes, the Company is generally open to examination for the tax year ended December 31, 2016 and forward; and for the various U.S. states the Company is generally open to examination for the tax year ended December 31, 2019 and forward.
Our Canadian operations are under exam by the Canadian Revenue Agency ("CRA") for tax years 2012 through 2020. These examinations are expected to be completed in 2024.
During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Unrecognized tax benefits beginning balance	$1.5	$7.1	$10.7
Additions based on tax positions of prior years	—	—	0.5
Reductions resulting from dispositions	—	(2.2)	—
Reductions due to statute lapses	(0.4)	(0.4)	(4.1)
Reductions related to settlements with taxing authorities	—	(2.9)	—
Foreign currency translation	—	(0.1)	—
Unrecognized tax benefits ending balance	$1.1	$1.5	$7.1

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2023 and 2022, $1.0 million and $1.2 million, respectively, would impact Net income (loss) from continuing operations when settled. Of the amounts accrued at December 31, 2023 and 2022, none and $0.2 million, respectively relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $1.0 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately all of the $1.0 million would affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2023, 2022, and 2021, the Company recognized $(0.1) million, $(0.1) million, and $(0.9) million of interest and penalties in income tax expense from continuing operations, respectively. The Company has accrued approximately $0.4 million and $0.4 million for the payment of interest and penalties at December 31, 2023 and 2022, respectively, of which none and $0.1 million are indemnified as of December 31, 2023 and 2022, respectively.

On March 27, 2020, the CARES Act, which features several tax provisions and other measures that assist businesses impacted by the economic effects of the COVID-19 pandemic, was signed into law. One of the significant tax provisions was a five-year carryback allowance for net operating losses ("NOL") generated in tax years 2018-2020. The Company has recorded a $1.9 million income tax expense related to the NOL carryback provisions of the CARES Act for the year ended December 31, 2021.

13. LONG-TERM DEBT

	December 31,
	2023	2022
	(In millions)

Term Loan A	$316.4	$316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	0.6	1.2
Total outstanding debt	1,405.6	1,406.2
Deferred financing costs	(9.2)	(11.6)
Less current portion	(0.4)	(0.6)
Total long-term debt	$1,396.0	$1,394.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2023 are as follows (in millions):

2024	$0.4
2025	0.2
2026	588.6
2027	—
2028	816.4
Thereafter	—
Total outstanding debt	$1,405.6

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). The senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans.

The Company has executed six amendments to the Credit Agreement. During the year ended December 31, 2023, the Credit Agreement has been amended as follows:

•On February 17, 2023, the Company entered into Amendment No. 6 to the Credit Agreement. Amendment No. 6 implemented the replacement provisions for LIBOR with rates based on Term SOFR, plus a credit spread adjustment of 0.10%. The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 6.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

•During the year ended December 31, 2021, the Company incurred a loss on extinguishment of debt totaling $14.4 million, which included a premium of $9.0 million and a write-off of deferred financing costs of $5.4 million in connection with the redemption of its 2024 Notes completed on March 31, 2021 and Credit Agreement refinancing executed on March 26, 2021.

Revolving Credit Facility — As of December 31, 2023, the Company had remaining availability of $471.0 million under its $500.0 million Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026.

Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under the Revolving Credit Facility. The interest rates applicable to the Revolving Credit Facility are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) Term SOFR, plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.20% to 1.70%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.20% to 0.70%. The unused fee on the Revolving Credit Facility is also based on the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and accrues at a rate ranging from 0.20% to 0.35%.

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

Term Loan A — On December 1, 2017, the Company entered into a $500 million term loan and amended the loan to extend the maturity date to March 26, 2028. The interest rates applicable to Term Loan A are based upon the Company’s consolidated net leverage ratio or the Company’s Corporate Credit Rating, whichever results in lower pricing, and are determined by either (i) Term SOFR, plus a credit spread adjustment of 0.10%, plus a margin ranging from 1.675% to 2.175%, or (ii) a Base Rate (as defined in the Credit Agreement), plus a margin ranging from 0.675% to 1.175%. As a result of the principal prepayment of $174.8 million on Term Loan A in October 2022, principal amortization payments are no longer due on a quarterly basis, and the remaining principal balance is due at maturity. Interest is payable quarterly or, if earlier, at the end of the applicable interest period in arrears on any outstanding borrowings under Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

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

Interest Rate Swap Agreements — As of December 31, 2023, the Company had entered into long-term interest rate swap agreements to mitigate its variable rate debt exposures. The notional amount of these agreements is $1,175.0 million as of December 31, 2023 and $875.0 million as of December 31, 2022. Beginning July 1, 2023, SOFR became the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate. Refer to Note 21 for additional information regarding the Company's interest rate swap agreements.

Fair Value — At December 31, 2023, the aggregate fair value of the Company's total debt was $1,350.5 million and its carrying value was $1,405.0 million. At December 31, 2022, the aggregate fair value of the Company's total debt was $1,335.8 million and its carrying value was $1,405.0 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $0.6 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs — As of December 31, 2023 and December 31, 2022, deferred financing costs of $9.2 million and $11.6 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net. Deferred financing costs are amortized over their estimated useful lives based on the terms of their respective agreements.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 16, 2022, the U.S. government enacted the Inflation Reduction Act of 2022, which imposed a 1.0% excise tax on share repurchases (net of share issuances) made after December 31, 2022. As a result, the Company accrued approximately $0.9 million of excise tax in connection with the share repurchases it completed during the year ended December 31, 2023, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023.

The following table summarizes the Company's repurchases of its common stock:

	Year Ended December 31,
	2023	2022	2021
	(In millions, except per share data)
Shares repurchased	2.3	—	0.5
Weighted average price per share	$43.38	$—	$50.88
Total cost, excluding excise tax	$100.0	$—	$25.0
Excise tax	$0.9	$—	$—

Preferred Stock — The Company has authorized 10 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

15. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Weighted average common shares outstanding	55.8	56.0	55.9
Assumed exercise/vesting of equity awards (1)	0.6	—	—
Weighted average diluted common shares outstanding	56.4	56.0	55.9

(1)Incremental shares from equity awards are computed by the treasury stock method. For the years ended December 31, 2022 and 2021, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.1 million, 1.4 million, and 1.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

16. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. On April 27, 2023, the Plan was amended and restated to increase the number of shares available for issuance under the Plan by 5.0 million shares. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million, of which approximately 6.8 million remained available at December 31, 2023.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Compensation expense related to stock-based payments	$24.8	$19.8	$14.2
Related income tax benefit	5.9	4.7	3.6

The Company estimates that certain key executives and all directors will complete the required service conditions associated with their awards. For all other employees, the Company estimates its forfeiture rate based on historical experience.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
The following table summarizes stock option activity during 2023:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2023	1,258	$72.09	3.5	$2.1
Forfeited	(26)	42.69
Expired	(654)	80.22
Outstanding, at December 31, 2023	578	64.20	5.1	—
Vested/expected to vest, at December 31, 2023	553	65.15	5.0	—
Exercisable, at December 31, 2023	288	85.82	1.8	—

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Intrinsic value of stock options exercised	$—	$0.1	$—
Unrecognized compensation costs related to nonvested options totaled $2.1 million at December 31, 2023 and are expected to be recognized over a weighted average period of 1.4 years. There was no tax benefit recognized from stock option exercises for the years ended December 31, 2023, 2022, and 2021.
Stock options are valued using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. The weighted average assumptions used to calculate the value of the stock option awards granted are presented as follows (no stock options were granted in 2023 and 2021):

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the restricted stock unit activity during the year ended December 31, 2023:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at January 1, 2023	632	$37.08	71	$35.88
Granted	330	47.45	23	52.81
Vested	(303)	39.06	(49)	30.70
Forfeited	(86)	39.95	—	—
Nonvested, at December 31, 2023	573	41.57	45	50.14
Earned and deferred, at December 31, 2023			22	47.37

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Fair value of vested restricted stock units	$17.2	$13.1	$22.6
Tax benefit recognized from vested restricted stock units	2.9	2.5	3.8
Unrecognized compensation costs related to nonvested restricted stock units are approximately $16.0 million as of December 31, 2023 and will be recognized over a weighted average period of 1.6 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.
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
•For performance unit awards granted in 2020 through 2023, performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of each performance period but remain subject to forfeiture until the third anniversary of the grant date. Additionally, for the cumulative three-year performance period, one-quarter of the units will accrue. For both the annual and cumulative shares, the earned shares are equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures.
•From 2021 through 2023, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company’s absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant date fair value of $50.43 on approximately 22,000 units granted in 2023, a grant-date fair value of $26.84 on approximately 52,600 units granted in 2022, and a grant-date fair value of $59.16 on approximately 23,200 units granted in 2021.

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

	Year Ended December 31,
	2023	2022	2021
Dividend yield	0%	0%	0%
Risk-free rate	3.87%	2.36%	0.30%
Expected volatility (TreeHouse Foods, Inc.)	35.17%	36.84%	35.65%
Expected volatility (Peer Group)	35.04%	36.64%	37.72%
Expected volatility (Index)	N/A	16.30%	N/A
Expected term (in years)	2.80	2.14	2.75

The following table summarizes the performance unit activity during the year ended December 31, 2023:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at January 1, 2023	620	$45.23
Granted	99	47.73
Vested	(98)	42.73
Forfeited	(87)	42.90
Nonvested, at December 31, 2023	534	47.44

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Fair value of vested performance units	$5.0	$2.4	$5.6
Tax benefit recognized from performance units vested	0.4	0.3	0.3
Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $6.8 million as of December 31, 2023 and are expected to be recognized over a weighted average period of 0.9 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2021	$(67.3)	$3.3	$(64.0)
Other comprehensive (loss) income before reclassifications	(3.6)	13.5	9.9
Reclassifications from accumulated other comprehensive loss (3)	—	0.5	0.5
Other comprehensive (loss) income	(3.6)	14.0	10.4
Balance at December 31, 2021	(70.9)	17.3	(53.6)
Other comprehensive loss before reclassifications	(11.5)	(14.3)	(25.8)
Reclassifications from accumulated other comprehensive loss (3) (4)	(4.6)	0.3	(4.3)
Other comprehensive loss	(16.1)	(14.0)	(30.1)
Balance at December 31, 2022	(87.0)	3.3	(83.7)
Other comprehensive income	2.8	4.8	7.6
Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
(1)The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2023, 2022, and 2021.
(2)The unrecognized pension and postretirement benefits are presented net of tax of $1.6 million, $(4.5) million, and $4.5 million for the years ended December 31, 2023, 2022, and 2021 respectively.
(3)Refer to Note 18 for additional information regarding reclassifications of unrecognized pension and postretirement benefits.
(4)In connection with the completion of the sale of a significant portion of the Company’s Meal Preparation business on October 3, 2022, the Company completed the liquidation of its investment in its Italian subsidiary. Accordingly, $4.6 million of accumulated foreign currency translation adjustments were reclassified from accumulated other comprehensive loss and into earnings. This amount was recognized within Net (loss) income from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and profit sharing contributions. The Company established tax-qualified defined contribution plans and group registered savings plans to manage the assets. On a continuing operations basis, for the years ended December 31, 2023, 2022, and 2021, the Company made matching and profit sharing contributions to the plans of $14.0 million, $14.3 million, and $15.2 million, respectively.
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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2024 contributions to its pension plans will be $3.0 million. The measurement date for the defined benefit pension plans is December 31.

Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2024 contributions to its postretirement benefit plans will be $1.2 million. The measurement date for the other postretirement benefit plans is December 31.

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

In October 2023, the pension plans completed an annuity lift-out, a transaction that provided for the purchase of an annuity contract to fund pension plan annuities of retirees, as part of our de-risking strategy. This annuity lift-out impacted approximately 1,300 retirees, as well as reduced $33.5 million in pension obligations and $33.5 million in plan assets which were transferred to an insurance company. The transfer of plan assets is considered to be a lump sum settlement payment that reduced the pension plan’s projected benefit obligation in 2023.

At December 31, 2023, our master trust was invested as follows: investments in fixed income were at 51%; investments in equity securities were at 27%; investments in hedge funds were at 4%; investments in real estate were at 2%; and cash and cash equivalents were 16%. The allocation of our master trust investments as of December 31, 2023 is generally consistent with the targets set forth by our Benefit Plans Committee.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pension plan assets are categorized based on the following fair value hierarchy:
•Level 1: Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
•Level 2: Inputs other than quoted priced included in Level 1 that are observable for the asset or liability through corroboration with observable market data.
•Level 3: Unobservable inputs, which valued based on our estimates of assumptions that market participants would use in pricing the assets or liability.
Investments that are valued using net asset value (NAV) (or its equivalent) practical expedient have not been categorized in the fair value hierarchy but are included to reconcile to the amounts presented in our Obligations and Funded Status table.
The fair value of the Company’s pension plan assets at December 31, 2023 and 2022 is as follows:

	December 31, 2023		December 31, 2022
	Total	Level 1	Total	Level 1
	(in millions)
Cash and cash equivalents	$1.3	$1.3	$1.7	$1.7
Equity funds	53.6	53.6	—	—
Fixed income funds	7.5	7.5	—	—
Real estate funds	4.5	4.5	—	—
Fair value of plan assets in the fair value hierarchy	66.9	66.9	1.7	1.7

Cash and cash equivalents	30.7		—
Equity funds	—		93.2
Fixed income funds	92.4		122.3
Hedge funds	6.9		12.7
Investments measured at NAV	130.0		228.2
Total	$196.9		$229.9

Cash and cash equivalents - Includes cash and cash equivalents such as short-term marketable securities. Cash and cash equivalents include money market funds traded in active markets that were categorized as level 1. Other cash and cash equivalents valued based upon NAV are included as a reconciling item to the fair value table.

Equity funds - Includes domestic and international equity funds traded in active markets and are categorized as level 1 investments. Other equity funds valued based upon NAV are included as a reconciling item to the fair value table.

Fixed income funds - Includes fixed income funds that are primarily made up of various fixed income securities traded in active markets and are categorized as level 1 investments. Other fixed income funds valued based upon NAV and are included as a reconciling item to the fair value table.

Real estate funds - Includes investments in real estate funds traded in active markets and are categorized as level 1 investments.

Hedge funds - Includes hedge funds that are not traded in active markets and are valued based upon NAV and included as a reconciling item to the fair value table.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2023 and 2022:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation, at beginning of year	$254.8	$330.9	$17.8	$23.3
Service cost	0.3	0.5	—	—
Interest cost	12.3	9.2	0.8	0.6
Actuarial loss (gain) (1)	2.8	(65.5)	(2.2)	(4.6)
Annuity lift-out (2)	(33.5)	—	—	—
Benefits paid	(19.8)	(20.3)	(1.3)	(1.5)
Projected benefit obligation, at end of year	$216.9	$254.8	$15.1	$17.8
Change in plan assets:
Fair value of plan assets, at beginning of year	$229.9	$323.3	$—	$—
Actual gain (loss) on plan assets	19.6	(73.8)	—	—
Company contributions	0.7	0.7	1.2	1.5
Annuity lift-out (2)	(33.5)	—	—	—
Benefits paid	(19.8)	(20.3)	(1.2)	(1.5)
Fair value of plan assets, at end of year	$196.9	$229.9	$—	$—
Funded status of the plan	$(20.0)	$(24.9)	$(15.1)	$(17.8)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.2)	$(1.5)
Noncurrent liability	(19.3)	(24.2)	(13.9)	(16.3)
Net amount recognized	$(20.0)	$(24.9)	$(15.1)	$(17.8)
Amounts recognized in Accumulated other comprehensive loss:
Net actuarial (gain) loss	$(1.9)	$2.6	$(8.9)	$(7.2)
Prior service cost	—	0.2	—	—
Total, before tax effect	$(1.9)	$2.8	$(8.9)	$(7.2)
(1)The actuarial gains and losses for the pension plans in 2023 and 2022 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans. For the postretirement benefits plan, the 2023 actuarial gain was primarily due to the change in the assumed health care costs for the plan, while the 2022 actuarial gain was primarily due to the change in discount rate used to measure the benefit obligation.
(2)Annuity lift-out is a 2023 transaction that provided for the purchase of an annuity contract to fund pension plan annuities of retirees.

	Pension Benefits
	2023	2022
	(In millions)
Accumulated benefit obligation	$216.7	$254.5

The following table provides a summary of pension benefit plans whose projected benefit obligations and accumulated benefit obligations exceed the fair value of their respective plan assets:

	Pension Benefits
	2023	2022
	(In millions)
Aggregate projected benefit obligation	$216.9	$254.8
Aggregate accumulated benefit obligation	216.7	254.5
Aggregate fair value of plan assets	196.9	229.9

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022

Weighted average assumptions used to determine the pension benefit obligations:
Discount rate (1)	4.96%	5.16%	4.95%	5.15%
Rate of compensation increases	3.10%	3.10%	—	—
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the annuity lift-out. The discount rate for the settlement charge had a weighted average of 5.81%.
The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2023 and 2022 are as follows:

	2023		2022
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	7.16%	7.93%	6.12%	6.62%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Year ultimate rate achieved	2032	2032	2030	2030

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2023, 2022, and 2021:

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
	(In millions)			(In millions)
Components of net periodic costs:
Service cost	$0.3	$0.5	$1.0	$—	$—	$—
Interest cost	12.3	9.2	8.8	0.8	0.6	0.7
Expected return on plan assets	(13.0)	(15.1)	(13.8)	—	—	—
Amortization of unrecognized prior service cost	0.1	0.1	0.2	—	—	—
Amortization of unrecognized net loss	0.4	0.3	0.5	(0.5)	—	—
Annuity lift-out (1)	0.3	—	—	—	—	—
Curtailment (2)	—	—	(0.7)	—	—	(0.4)
Net periodic cost (benefit)	$0.4	$(5.0)	$(4.0)	$0.3	$0.6	$0.3
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the annuity lift-out within Other expense (income), net in the Consolidated Statements of Operations.
(2)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business within Cost of sales in the Consolidated Statements of Operations.

	Pension Benefits			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate (1) (2)	5.16%	2.86%	2.50%	5.15%	2.80%	2.50%
Rate of compensation increases	3.10%	3.00%	3.00%	—	—	—
Expected return on plan assets	6.25%	4.85%	4.40%	—	—	—
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the annuity lift-out. The discount rate for the settlement charge had a weighted average of 5.81%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2)For the year ended December 31, 2021, the Company recognized a curtailment gain related to the sale of the RTE Cereal business. The discount rate for the curtailment gain was 2.75%.

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefits	Postretirement Benefits
	(In millions)
2024	$18.3	$1.2
2025	16.9	1.2
2026	16.9	1.2
2027	16.8	1.3
2028	16.4	1.2
2029-2033	78.5	5.9
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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number ("EIN") of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in December 31, 2023 and 2022 is for the plan’s years ended December 31, 2022, and 2021, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65% funded, plans in the yellow zone are 65% to 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan ("FIP") is either pending or has been implemented. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2022	2021	(yes or no)	2023	2022	2021	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									7/17/2027
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$1.7	$1.8	$2.0	Yes	12/4/2023 (2)
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243 / 001	Red	Red	Yes	1.3	1.1	1.1	Yes	12/31/2025
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan (1)	36-6067654 / 001	Green	Green	No	0.6	0.6	0.6	No	4/30/2026
(1)A subsidiary of the Company was listed in the plan’s Form 5500 as providing more than 5.0% of the total contributions for the plan's year ended December 31, 2022 and 2021.
(2)Following the contract expiration on December 4, 2023, the parties continue to bargain in good faith and have additional bargaining dates scheduled during the first quarter of 2024.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

At the date these financial statements were issued, Forms 5500 were not available for the multiemployer pension plans for the plan year ended December 31, 2023. No withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2023.
Multiemployer Plans Other Than Pensions - The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $2.4 million, $2.5 million, and $0.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

19. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2023, 2022, and 2021, which consisted of the following:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$46.1	$84.6	$83.4
TSA income (2)	(41.7)	(22.7)	—
Other	0.9	0.9	0.5
Total other operating expense, net	$5.3	$62.8	$83.9
(1)Refer to Note 3 for additional information.
(2)Refer to Note 7 for additional information.

20. COMMITMENTS AND CONTINGENCIES
Product Recall and Related Costs

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. These broth products may have the potential for non-pathogenic microbial contamination due to lack of sterility assurance. For the year ended December 31, 2023, the Company recognized incremental charges of $27.0 million related to the product recall, comprised of a $1.3 million reduction in Net sales for product returns and $25.7 million in Cost of sales related to plant shutdown charges, inventory write-offs, and logistics costs in the Consolidated Statements of Operations.

The Company is seeking to recover the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

Shareholder Class Action and Related Derivative Actions

The Company, as nominal defendant, and certain of its directors, officers and former directors and officers are parties to the following shareholder derivative suits:

(i)Wells v. Reed, et al., Case No. 2016-CH-16359 (filed Dec. 22, 2016 in the Circuit Court of Cook County, Illinois), asserting state law claims for breach of fiduciary duty, unjust enrichment and corporate waste; and
(ii)City of Ann Arbor Employees' Retirement System v. Reed, et al., Case No. 2019-CH-06753 (filed June 3, 2019 in the Circuit Court of Cook County, Illinois), asserting claims breach of fiduciary duty, aiding and abetting breaches of fiduciary duty and contribution and indemnification from the individual defendants for losses incurred by the Company.

Essentially, each of the complaints allege that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone Foods business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege, among other things, that these actions artificially inflated the market price of TreeHouse common stock and resulted in harm to the Company, including the filing of the MPERS class action (see below).

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

Due to the similarity of the derivative complaints, Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023, and the appeal was fully briefed as of August 17, 2023.

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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Consolidated Financial Statements as of December 31, 2023.

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
The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $1,175.0 million as of December 31, 2023 and $875.0 million as of December 31, 2022. Beginning July 1, 2023, SOFR became the reference rate for the Company's interest rate swap agreements as a result of LIBOR ceasing to be a representative rate. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $300.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.99%.

In January 2024, the Company entered into additional interest rate swap agreements to lock into a fixed interest rate base. The agreements have a notional value of $300.0 million, effective February 28, 2025 through February 29, 2028. Under the terms of the agreements entered in January 2024, the weighted average fixed interest rate base for the $300.0 million of interest rate swaps is approximately 3.38%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2023 and 2022, the notional value of the commodity contracts outstanding was $24.4 million and $8.9 million, respectively. These commodity contracts have maturities expiring throughout 2024 as of December 31, 2023.

Total Return Swap Contract — The Company had an economic hedge program that used a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. The total return swap contract was measured at fair value and recognized in the Consolidated Balance Sheets, with changes in value being recognized in the Consolidated Statements of Operations. At December 31, 2023, the Company had no outstanding and unsettled total return swap contracts, and at December 31, 2022, the notional value of the total return swap contract was $3.9 million.

The following table identifies the fair value of each derivative instrument:

	December 31,
	2023	2022
	(In millions)
Asset derivatives
Commodity contracts	$1.9	$—
Interest rate swap agreements	17.9	27.2
	$19.8	$27.2
Liability derivatives
Commodity contracts	$0.8	$0.3
Interest rate swap agreements	7.2	—
	$8.0	$0.3

As of December 31, 2023 and 2022, asset derivatives are included within Prepaid expense and other current assets for commodity contracts and Other assets, net for interest rate swap agreements, and liability derivatives are included within Accrued expenses in the Consolidated Balance Sheets.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognized the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2023	2022	2021
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense (income), net	$1.4	$(3.3)	$(8.9)
Interest rate swap agreements	Other expense (income), net	(16.5)	78.4	46.2
Total unrealized (loss) gain		$(15.1)	$75.1	$37.3
Realized gain (loss):
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$—	$17.8	$31.6
Interest rate swap agreements	Interest expense	19.3	(10.7)	(24.9)
Total return swap contract	General and administrative	—	(1.2)	1.0
Total realized gain		$19.3	$5.9	$7.7
Total gain		$4.2	$81.0	$45.0

22. DISAGGREGATION OF REVENUE, GEOGRAPHIC INFORMATION, AND MAJOR CUSTOMERS
The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Snacking	$1,295.2	$1,229.3	$1,011.1
Beverages & drink mixes	1,158.1	1,136.2	975.2
Grocery	978.3	931.6	828.0
Total net sales	$3,431.6	$3,297.1	$2,814.3

Revenue disaggregated by sales channel is as follows:

	Year Ended December 31,
	2023	2022	2021
	(In millions)
Retail grocery	$2,727.3	$2,573.6	$2,181.0
Co-manufacturing	425.8	477.1	414.9
Food-away-from-home and other	278.5	246.4	218.4
Total net sales	$3,431.6	$3,297.1	$2,814.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Geographic Information — The Company had net sales from customers outside of the United States of approximately 5.1%, 5.1%, and 5.2% of total consolidated net sales from continuing operations in 2023, 2022, and 2021, respectively, with 4.0%, 3.8%, and 3.9% of total consolidated net sales from continuing operations going to Canada in 2023, 2022, and 2021, respectively. Net sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2023	2022
	(In millions)
Long-lived assets:
United States	$645.0	$555.5
Canada	92.6	86.1
Total	$737.6	$641.6

Major Customers — Walmart Inc. and affiliates accounted for approximately 22.4%, 21.1%, and 20.6% of consolidated net sales from continuing operations in December 31, 2023, 2022, and 2021. No other customer accounted for more than 10% of our consolidated net sales from continuing operations.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 5 for more information), as of December 31, 2023, no customers accounted for more than 10% of our total trade receivables. As of December 31, 2022, Walmart Inc. and affiliates accounted for 11.2% of our total trade receivables, and no other individual customer accounted for more than 10% of our total trade receivables.

23. QUARTERLY RESULTS OF OPERATIONS (unaudited)
The following is a summary of our unaudited quarterly results of operations for 2023:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2023
Net sales	$854.0	$803.5	$863.3	$910.8
Gross profit	153.6	133.2	137.5	151.8
Income before income taxes from continuing operations	27.7	31.4	13.5	10.8
Net income from continuing operations	20.4	22.4	9.8	6.4
Net (loss) income from discontinued operations	(5.2)	0.9	(2.7)	1.1
Net income	15.2	23.3	7.1	7.5
Earnings (loss) per common share - basic:
Continuing operations	$0.36	$0.40	$0.18	$0.12
Discontinued operations	(0.09)	0.02	(0.05)	0.02
Earnings per share - basic (1)	$0.27	$0.41	$0.13	$0.14
Earnings (loss) per common share - diluted:
Continuing operations	$0.36	$0.39	$0.17	$0.12
Discontinued operations	(0.09)	0.02	(0.05)	0.02
Earnings per share - diluted (1)	$0.27	$0.41	$0.13	$0.14
(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a summary of our unaudited quarterly results of operations for 2022:

	Quarter
	First	Second	Third	Fourth
	(In millions, except per share data)
Fiscal 2022
Net sales	$742.2	$765.3	$832.9	$956.7
Gross profit	103.3	111.2	132.9	175.0
(Loss) income before income taxes from continuing operations	(11.1)	(31.2)	(9.2)	52.6
Net (loss) income from continuing operations	(10.0)	(26.9)	(12.0)	39.7
Net income (loss) from discontinued operations	7.0	(2.5)	(78.5)	(63.1)
Net loss	(3.0)	(29.4)	(90.5)	(23.4)
Earnings (loss) per common share - basic:
Continuing operations	$(0.18)	$(0.48)	$(0.21)	$0.71
Discontinued operations	0.13	(0.04)	(1.40)	(1.12)
Earnings (loss) per share - basic (1)	$(0.05)	$(0.53)	$(1.61)	$(0.42)
Earnings (loss) per common share - diluted:
Continuing operations	$(0.18)	$(0.48)	$(0.21)	$0.70
Discontinued operations	0.13	(0.04)	(1.40)	(1.11)
Earnings (loss) per share - diluted (1)	$(0.05)	$(0.53)	$(1.61)	$(0.41)
(1)The sum of the individual per share amounts may not add due to rounding. In addition, the sum of the quarters may not equal the total year amount due to the impact of changes in average quarterly shares outstanding and rounding.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2023 includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisitions of the seasoned pretzel and coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisitions. The net sales and total assets of the acquisitions represented approximately 2.0% and 3.2%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2023.

Based on this evaluation, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2023. This report is included with this Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.    Other Information

(c) Trading Plans

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 16, 2024, expressed an unqualified opinion on those financial statements.
As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting of operations of the acquisitions of the seasoned pretzel and coffee roasting capabilities. The net sales and total assets of the acquisitions represented approximately 2.0% and 3.2%, respectively, of the Consolidated Financial Statement amounts as of and for the year ended December 31, 2023. Accordingly, our audit did not include the internal control over financial reporting for the operations of these acquisitions.
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
February 16, 2024

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement ("2024 Proxy Statement") to be filed with the SEC in connection with our 2024 annual meeting of the stockholders under the headings, Executive Officers, Biographical Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2024 Proxy Statement under the headings, Stock Ownership — Security Ownership of Management and Delinquent Section 16(a) Reports and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2024 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

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

Item 11.    Executive Compensation

The information required by this item is included in the 2024 Proxy Statement under the headings, Stock Ownership, Compensation Discussion and Analysis, Executive Compensation, Compensation Committee Interlocks and Insider Participation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2024 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2023:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	1.7	(1)	$64.20	(2)	6.8
Equity compensation plans not approved by security holders:
None	—		—		—
Total	1.7		$64.20		6.8

(1)Includes 0.6 million restricted stock units and 0.5 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2024 Proxy Statement under the heading, Stock Ownership — Security Ownership of Management and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2024 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included in the 2024 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

Page
1. Financial Statements filed as a part of this document under Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	48
Consolidated Balance Sheets as of December 31, 2023 and 2022	50
Consolidated Statements of Operations for the years ended December 31, 2023, 2022, and 2021	51
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022, and 2021	52
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021	53
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	54
Notes to Consolidated Financial Statements	56

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	101
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

4.7*	Description of TreeHouse Foods, Inc.'s Capital Stock.
10.1**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.2*,**	First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan dated December 30, 2006.
10.3*,**	Second Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan dated December 10, 2020.
10.4	Amendment No. 6 to Second Amended and Restated Credit Agreement, dated February 17, 2023, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q dated May 8, 2023.
10.5*,**	TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of April 26, 2017.
10.6**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.
10.7**
Employment Agreement, dated March 2, 2018, between TreeHouse Foods, Inc. and Steven Oakland is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 5, 2018.

10.8**
First Amendment to the TreeHouse Foods, Inc. Executive Severance Plan, dated February 7, 2021 is incorporated by reference to Exhibit 10.21 to the Company's Form 10-K filed with the Commission on February 11, 2021.

10.9**	TreeHouse Foods, Inc. 2021 Performance Unit Agreement is incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q dated May 6, 2021.
10.10**
Form of Restricted Stock Unit Agreement under TreeHouse Foods, Inc. Equity Incentive Plan, as amended, is incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed with the Commission on February 15, 2022.

10.11
Letter Agreement, dated April 12, 2022, by and between the Company and JANA Partners LLC is incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the Securities and Exchange Commission on April 12, 2022.

10.12**	TreeHouse Foods, Inc. 2022 Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.13**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.14**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.15**	TreeHouse Foods, Inc. 2023 Performance Unit Agreement is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 10-Q dated May 8, 2023.
10.16**	TreeHouse Foods, Inc. Board of Directors Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q dated May 8, 2023.
10.17**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 2, 2023.
21.1*	List of Subsidiaries of the Company.

22*	List of Guarantor Subsidiaries.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
97*	TreeHouse Foods, Inc. Clawback Policy.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer
February 16, 2024

 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chairman of the Board, President and Chief Executive Officer	February 16, 2024
Steven Oakland	(Principal Executive Officer)

/s/ Patrick M. O'Donnell	Executive Vice President and Chief Financial Officer	February 16, 2024
Patrick M. O'Donnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam J. DeWitt	Director	February 16, 2024
Adam J. DeWitt

/s/ Mark R. Hunter	Director	February 16, 2024
Mark R. Hunter

/s/ Linda K. Massman	Director	February 16, 2024
Linda K. Massman

/s/ Scott D. Ostfeld	Director	February 16, 2024
Scott D. Ostfeld

/s/ Jill A. Rahman	Director	February 16, 2024
Jill A. Rahman

/s/ Joseph E. Scalzo	Director	February 16, 2024
Joseph E. Scalzo

/s/ Jean E. Spence	Director	February 16, 2024
Jean E. Spence

/s/ Jason J. Tyler	Director	February 16, 2024
Jason J. Tyler

TREEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2023, 2022 and 2021

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2021	$(160.2)	$(2.4)	$0.8	$(161.8)
2022	(161.8)	(27.4)	2.8	(186.4)
2023	(186.4)	(2.5)	10.7	(178.2)