Form 10-Q
period 2024-03-31
TreeHouse Foods, Inc.
filed 2024-05-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2024.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of April 30, 2024 was 52.6 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$191.8	$320.3
Receivables, net	173.2	175.6
Inventories	542.3	534.0
Prepaid expenses and other current assets	48.0	24.9
Total current assets	955.3	1,054.8
Property, plant, and equipment, net	731.0	737.6
Operating lease right-of-use assets	180.5	193.0
Goodwill	1,823.1	1,824.7
Intangible assets, net	246.4	257.4
Other assets, net	25.3	39.1
Total assets	$3,961.6	$4,106.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$482.1	$534.9
Accrued expenses	146.9	169.0
Current portion of long-term debt	0.3	0.4
Total current liabilities	629.3	704.3
Long-term debt	1,396.5	1,396.0
Operating lease liabilities	153.2	165.0
Deferred income taxes	111.3	111.4
Other long-term liabilities	63.2	65.1
Total liabilities	2,353.5	2,441.8
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 53.1 and 54.1 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	0.6	0.6
Treasury stock	(278.5)	(234.2)
Additional paid-in capital	2,225.3	2,223.4
Accumulated deficit	(260.6)	(248.9)
Accumulated other comprehensive loss	(78.7)	(76.1)
Total stockholders' equity	1,608.1	1,664.8
Total liabilities and stockholders' equity	$3,961.6	$4,106.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$820.7	$854.0
Cost of sales	708.7	700.4
Gross profit	112.0	153.6
Operating expenses:
Selling and distribution	42.9	44.7
General and administrative	55.8	53.4
Amortization expense	12.1	12.0
Other operating expense, net	6.4	2.6
Total operating expenses	117.2	112.7
Operating (loss) income	(5.2)	40.9
Other expense:
Interest expense	15.6	17.8
Interest income	(4.0)	(14.6)
Loss on foreign currency exchange	3.4	0.3
Other (income) expense, net	(4.9)	9.7
Total other expense	10.1	13.2
(Loss) income before income taxes	(15.3)	27.7
Income tax (benefit) expense	(3.6)	7.3
Net (loss) income from continuing operations	(11.7)	20.4
Net loss from discontinued operations	—	(5.2)
Net (loss) income	$(11.7)	$15.2

Earnings (loss) per common share - basic:
Continuing operations	$(0.22)	$0.36
Discontinued operations	—	(0.09)
Earnings (loss) per share basic (1)	$(0.22)	$0.27

Earnings (loss) per common share - diluted:
Continuing operations	$(0.22)	$0.36
Discontinued operations	—	(0.09)
Earnings (loss) per share diluted (1)	$(0.22)	$0.27

Weighted average common shares:
Basic	53.8	56.1
Diluted	53.8	56.7

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Net (loss) income	$(11.7)	$15.2

Other comprehensive (loss) income:
Foreign currency translation adjustments	(2.6)	0.3
Other comprehensive (loss) income	(2.6)	0.3
Comprehensive (loss) income	$(14.3)	$15.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2023	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	15.2	—	15.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of stock awards	0.2	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	7.2	—	—	7.2
Balance, March 31, 2023	59.2	$0.6	(2.9)	$(133.3)	$2,207.3	$(286.8)	$(83.4)	$1,704.4

Balance, January 1, 2024	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net loss	—	—	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Treasury stock repurchases	—	—	(1.2)	(44.3)	—	—	—	(44.3)
Issuance of stock awards	0.2	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation	—	—	—	—	5.7	—	—	5.7
Balance, March 31, 2024	59.5	$0.6	(6.4)	$(278.5)	$2,225.3	$(260.6)	$(78.7)	$1,608.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(11.7)	$15.2
Net loss from discontinued operations	—	(5.2)
Net (loss) income from continuing operations	(11.7)	20.4
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	36.6	35.1
Stock-based compensation	5.7	7.2
Unrealized (gain) loss on derivative contracts	(7.0)	5.9
Deferred TSA income	—	(12.3)
Other	5.0	0.7
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	2.9	0.5
Inventories	(9.6)	(38.1)
Prepaid expenses and other assets	(8.4)	(7.1)
Accounts payable	(48.2)	(20.3)
Accrued expenses and other liabilities	(17.7)	(22.5)
Net cash used in operating activities - continuing operations	(52.4)	(30.5)
Net cash used in operating activities - discontinued operations	—	(0.4)
Net cash used in operating activities	(52.4)	(30.9)
Cash flows from investing activities:
Capital expenditures	(28.3)	(31.7)
Proceeds from sale of fixed assets	0.2	—
Net cash used in investing activities - continuing operations	(28.1)	(31.7)
Net cash used in investing activities - discontinued operations	—	(0.3)
Net cash used in investing activities	(28.1)	(32.0)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	—	770.8
Payments under Revolving Credit Facility	—	(732.8)
Payments on financing lease obligations	(0.1)	(0.2)
Repurchases of common stock	(43.9)	—
Payments related to stock-based award activities	(3.8)	(5.3)
Net cash (used in) provided by financing activities - continuing operations	(47.8)	32.5
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(47.8)	32.5
Effect of exchange rate changes on cash and cash equivalents	(0.2)	2.0
Net decrease in cash and cash equivalents	(128.5)	(28.4)
Cash and cash equivalents, beginning of period	320.3	43.0
Cash and cash equivalents, end of period	$191.8	$14.6

	Three Months Ended March 31,
	2024	2023
Supplemental cash flow disclosures:
Interest paid	$26.3	$27.4
Net income taxes paid	0.6	5.5

Non-cash investing activities:
Capital expenditures incurred but not yet paid	11.7	14.8
Right-of-use assets obtained in exchange for lease obligations	(1.7)	8.5
Note receivable increase from paid in kind interest	—	1.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2024
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Results of operations for interim periods are not necessarily indicative of annual results.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, Additions to property, plant, and equipment and Additions to intangible assets have been condensed into Capital expenditures within the Cash flows from investing activities section of the Condensed Consolidated Statements of Cash Flows. Additionally, Accrued purchase of property and equipment and Accrued other intangible assets have been condensed into Capital expenditures incurred but not yet paid within the Non-cash investing activities section of the Condensed Consolidated Statements of Cash Flows.

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

Summary of Significant Accounting Policies

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. Upon adoption, the impact of ASU 2023-07 will be limited to certain notes to the Consolidated Financial Statements and therefore is not expected to have an impact on the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain notes to the Consolidated Financial Statements and therefore is not expected to have an impact on the Consolidated Financial Statements.

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

The Company’s Growth, Reinvestment, and Restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. As part of our Growth, Reinvestment, and Restructuring Programs, we generally incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee separation costs and other exit costs. Severance and employee separation costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, pension, and other termination benefits. Other exit costs typically relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our Growth, Reinvestment, and Restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other costs. Asset-related costs primarily relate to accelerated depreciation and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, retention costs, organizational redesign, information technology system implementation, asset relocation costs, and costs to exit facilities or production.

Strategic Growth Initiatives

The Company began executing on its Strategic Growth Initiatives in 2021 and completed the program in 2023. These initiatives were designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. The total costs within this program were $115.5 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. The costs incurred for the three months ended March 31, 2023 were $7.0 million.

Facility Closures

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and is transitioning production from Dallas to its Northlake, Texas facility in 2024. Additionally, during the first quarter of 2024, the Company announced the closure of its Sioux Falls, South Dakota facility in connection with the integration of the Seasoned Pretzel Capability and is transitioning production from Sioux Falls to its Hanover, Pennsylvania facility in 2024. The Company expects the total costs related to these facility closures to be approximately $15.0 million, and the cumulative costs incurred to date are $6.9 million. The costs incurred for the three months ended March 31, 2024 were $1.9 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Employee-related	$2.6	$4.3
Other costs	4.1	11.0
Total	$6.7	$15.3

For the three months ended March 31, 2024 and 2023, employee-related costs primarily consisted of retention and severance; and other costs primarily consisted of consulting services and third party costs related to facility plant closures. Employee-related and other costs are recognized in Other operating expense, net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of March 31, 2024:

Severance
(In millions)
Balance as of December 31, 2023	$5.4
Expenses recognized	0.9
Cash payments	(3.0)
Balance as of March 31, 2024	$3.3

The severance liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	March 31, 2024	December 31, 2023
	(In millions)
Outstanding accounts receivable sold	$243.2	$343.8
Receivables collected and not remitted to financial institutions	132.1	200.2
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the cash flows of the Company's accounts receivable associated with the Receivables Sales Program:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Receivables sold	$243.2	$471.9
Receivables collected and remitted to financial institutions	(343.8)	(489.7)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $2.0 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2024 or December 31, 2023, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	March 31, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$235.6	$245.4
Finished goods	306.7	288.6
Total inventories	$542.3	$534.0

6. ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Pickle Branded Assets

On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands (the "Pickle Branded Assets"), from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada. The purchase consideration consisted of approximately $20.0 million in cash transferred at close, and subsequent to March 31, 2024, the Company transferred an additional $5.9 million as a purchase price adjustment resulting in a final total purchase price of $25.9 million. The purchase of the Pickle Branded Assets was accounted for as an Asset Acquisition.

The following table summarizes the purchase price allocation of the fair value of net tangible and intangible assets acquired:

(In millions)
Cash transferred at close	$20.0
Purchase price adjustment	5.9
Total consideration transferred	$25.9

Allocation of consideration to assets acquired:
Inventories	$25.2
Trademarks	0.7
Total purchase price	$25.9

Intangible assets acquired included trademarks with an estimated life of 10 years.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Condensed Consolidated Balance Sheets based on the preliminary purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of $4.0 million due in the third quarter of 2024. The deferred payment is recognized within Accrued expenses in the Condensed Consolidated Balance Sheets as of March 31, 2024. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

The Company entered into a Transition Services Agreement ("TSA") with John B. Sanfilippo & Son, Inc., which is designed to ensure and facilitate an orderly transfer of business operations. The TSA ended in the first quarter of 2024. TSA income is recognized as services are performed, and the income received under the TSA was $0.1 million for the three months ended March 31, 2024. The TSA income is classified within Other operating expense, net in the Company's Condensed Consolidated Statements of Operations.

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note. During the three months ended March 31, 2023, the Company recognized $10.7 million within Interest income in the Condensed Consolidated Statements of Operations related to the Seller Promissory Note. The Seller Promissory Note was repaid on October 19, 2023, and no interest income was recognized in 2024. Additionally, the Company recognized an expected loss on disposal adjustment of $4.5 million for the three months ended March 31, 2023.

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. All TSA services are expected to be exited by the end of the second quarter of 2024. TSA income is recognized as services are performed, and the income received under the TSA was $0.4 million and $13.4 million for the three months ended March 31, 2024 and 2023, respectively. The TSA income is classified within Other operating expense, net in the Company's Condensed Consolidated Statements of Operations.

The Company has reflected both of these transactions as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

Three Months Ended March 31,
2023
(In millions)
Net sales	$40.8
Cost of sales	42.1
Selling, general, administrative and other operating expenses	0.3
Loss on sale of business	4.5
Operating loss from discontinued operations	(6.1)
Interest and other income	(1.1)
Income tax expense	0.2
Net loss from discontinued operations	$(5.2)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the three months ended March 31, 2024 are as follows:

Goodwill
(In millions)
Balance at December 31, 2023	$1,824.7
Foreign currency exchange adjustments	(1.6)
Balance at March 31, 2024	$1,823.1

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$548.4	$(372.0)	$176.4	$549.3	$(364.1)	$185.2
Trademarks	19.4	(16.2)	3.2	18.7	(15.9)	2.8
Formulas/recipes	15.5	(15.0)	0.5	15.5	(14.9)	0.6
Computer software	209.8	(149.5)	60.3	209.0	(146.2)	62.8
Total finite lived intangibles	793.1	(552.7)	240.4	792.5	(541.1)	251.4

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$799.1	$(552.7)	$246.4	$798.5	$(541.1)	$257.4

8. INCOME TAXES

Income taxes were recognized at effective rates of 23.5% for the three months ended March 31, 2024, compared to 26.4% for the three months ended March 31, 2023. The change in the Company's effective tax rate for the three months ended March 31, 2024 compared to 2023 is primarily driven by changes in the amount of non-deductible executive compensation and the tax effect of cross-border tax laws. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. LONG-TERM DEBT

	March 31, 2024	December 31, 2023
	(In millions)
Term Loan A	$316.4	$316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	0.4	0.6
Total outstanding debt	1,405.4	1,405.6
Deferred financing costs	(8.6)	(9.2)
Less current portion	(0.3)	(0.4)
Total long-term debt	$1,396.5	$1,396.0

Revolving Credit Facility — As of March 31, 2024, the Company had remaining availability of $471.0 million under its $500 million Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026.

Fair Value — At March 31, 2024, the aggregate fair value of the Company's total debt was $1,353.9 million and its carrying value was $1,405.0 million. At December 31, 2023, the aggregate fair value of the Company's total debt was $1,350.5 million and its carrying value was $1,405.0 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

10. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization of which $122.8 million remained available under the stock repurchase program as of March 31, 2024. The stock repurchase program does not have an expiration date. Any shares repurchased will be held as treasury stock.

During the three months ended March 31, 2024, the Company repurchased approximately 1.2 million shares of common stock at a weighted average share price of $36.61 for a total of $43.9 million. There were no shares repurchased during the three months ended March 31, 2023. Subsequent to March 31, 2024, the Company repurchased approximately 0.6 million shares of common stock at a weighted average share price of $36.95 for a total of $20.6 million.

The Company accrued approximately $0.4 million of excise tax in connection with the share repurchases it completed during the quarter ended March 31, 2024, which was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2024.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Weighted average common shares outstanding	53.8	56.1
Assumed exercise/vesting of equity awards (1)	—	0.6
Weighted average diluted common shares outstanding	53.8	56.7

(1)For the three months ended March 31, 2024, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.6 million and 1.2 million for the three months ended March 31, 2024 and 2023, respectively.

12. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of March 31, 2024.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations are as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Compensation expense related to stock-based payments	$5.7	$7.2
Related income tax benefit	1.4	0.9

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

The following table summarizes stock option activity during 2024:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2023	578	$64.20	5.1	$—
Expired	(2)	80.42
Outstanding, at March 31, 2024	576	64.16	4.9	—
Vested/expected to vest, at March 31, 2024	557	64.89	4.7	—
Exercisable, at March 31, 2024	287	85.85	1.6	—
Unrecognized compensation costs related to nonvested options totaled $1.7 million at March 31, 2024 and are expected to be recognized over a weighted average period of 1.1 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2024:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2023	573	$41.57	45	$50.14
Granted	480	37.05	1	40.95
Vested	(232)	41.20	—	—
Forfeited	(40)	41.19	—	—
Nonvested, at March 31, 2024	781	38.92	46	49.86
Earned and deferred, at March 31, 2024			22	47.37

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fair value of vested restricted stock units	$8.8	$11.1
Tax benefit recognized from vested restricted stock units	1.4	1.6

Unrecognized compensation costs related to nonvested restricted stock units are approximately $29.2 million as of March 31, 2024 and will be recognized over a weighted average period of 2.3 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance Units — Performance unit awards are granted to certain members of management. These awards contain both service and performance conditions, and for certain executive members of management, a market condition, in each case as described below.

•For performance unit awards granted in 2021 through 2023, performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of each performance period but remain subject to forfeiture until the third anniversary of the grant date. Additionally, for the cumulative three-year performance period, one-quarter of the units will accrue. For both the annual and cumulative shares, the earned shares are equal to the number of units granted multiplied by a predefined percentage generally between 0% and 200%, depending on the achievement of certain operating performance measures.
•For performance unit awards granted in 2024, performance goals were established upfront and will be measured over a cumulative three-year performance period. The units will accrue each month, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Accrued shares are not earned until the end of the full three-year performance period and remain subject to forfeiture until the third anniversary of the grant date.
•For performance unit awards granted in 2021 through 2024, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for years 2021 through 2023 and between 0% and 200% for 2024, for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company's absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant-date fair value of $37.56 on approximately 35,800 units granted in 2024.
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

Three Months Ended March 31,
2024
Dividend yield	0%
Risk-free rate	4.50%
Expected volatility (TreeHouse Foods, Inc.)	34.34%
Expected volatility (Peer Group)	33.56%
Expected term (in years)	2.79

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the performance unit activity during the three months ended March 31, 2024:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2023	534	$47.44
Granted	143	36.95
Vested	(45)	43.32
Forfeited	(44)	50.99
Nonvested, at March 31, 2024	588	44.91

	Three Months Ended March 31,
	2024	2023
	(In millions)
Fair value of vested performance units	$1.7	$3.7
Tax benefit recognized from performance units vested	0.1	0.4

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $10.0 million as of March 31, 2024 and are expected to be recognized over a weighted average period of 1.3 years. The fair value of the portion of the awards granted based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
Other comprehensive income	0.3	—	0.3
Balance at March 31, 2023	$(86.7)	$3.3	$(83.4)

Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
Other comprehensive loss	(2.6)	—	(2.6)
Balance at March 31, 2024	$(86.8)	$8.1	$(78.7)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2024 and 2023.

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

Components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Service cost	$0.1	$0.1
Interest cost	2.6	3.2
Expected return on plan assets	(2.7)	(3.4)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension cost	$0.1	$—

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Interest cost	$0.2	$0.2
Amortization of unrecognized net gain	(0.1)	(0.1)
Net periodic postretirement cost	$0.1	$0.1

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net of the Condensed Consolidated Statements of Operations.

15. OTHER OPERATING EXPENSE, NET

The Company incurred other operating expense, net, for the three months ended March 31, 2024 and 2023, which consisted of the following:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$6.7	$15.3
TSA income (2)	(0.5)	(13.4)
Other	0.2	0.7
Other operating expense, net	$6.4	$2.6

(1)     Refer to Note 3 for more information.
(2)    Refer to Note 6 for more information.

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

Due to the similarity of the derivative complaints, Ann Arbor was consolidated with Wells. On August 26, 2022, plaintiffs in the consolidated Wells case filed a second amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023, and the appeal was fully briefed as of August 17, 2023. On March 22, 2024, the Appellate Court reversed the state trial court’s dismissal of the consolidated amended complaint, the complaint was reinstated, and the case was remanded to the state trial court for further proceedings.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. Most recently, the Judge appointed a special master to resolve disputes about whether certain portions of the case record could be made public. The special master made the last of his decisions on these disputes on January 5, 2024, and the Judge adopted all of the special master’s decisions on March 24, 2024. Following these decisions, the parties expect that public versions of summary judgment and other briefing will be filed in the near term. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of March 31, 2024.

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $1,475.0 million as of March 31, 2024 and $1,175.0 million as of December 31, 2023. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $600.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.68%.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2024 and December 31, 2023, the notional value of the commodity contracts outstanding was $64.2 million and $24.4 million, respectively. These commodity contracts have maturities expiring throughout 2023 and 2024 as of March 31, 2024.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
 The following table identifies the fair value of each derivative instrument:

	Balance Sheet Location	March 31, 2024	December 31, 2023
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$1.0	$1.9
Interest rate swap agreements	Prepaid expenses and other current assets	17.5	—
Interest rate swap agreements	Other assets, net	2.9	17.9
		$21.4	$19.8
Liability derivatives
Commodity contracts	Accrued expenses	$0.3	$0.8
Interest rate swap agreements	Accrued expenses	2.3	7.2
		$2.6	$8.0

The fair values of the commodity contracts and interest rate swap agreements are determined using Level 2 inputs. Level 2 inputs are inputs other than quoted market prices that are observable for an asset or liability, either directly or indirectly. The fair values of the commodity contracts and interest rate swap agreements are based on an analysis comparing the contract rates to the market rates at the balance sheet date.

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended March 31,
	Recognized in Net (Loss) Income	2024	2023
		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$(0.4)	$0.3
Interest rate swap agreements	Other (income) expense, net	7.4	(6.2)
Total unrealized gain (loss)		$7.0	$(5.9)
Realized gain (loss)
Commodity contracts	Manufacturing related to Cost of sales and transportation related to Selling and distribution	$1.5	$—
Interest rate swap agreements	Interest expense	5.6	3.6
Total realized gain		$7.1	$3.6
Total gain (loss)		$14.1	$(2.3)

18. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue disaggregated by product category groups is as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Snacking	$314.8	$317.8
Beverages & drink mixes	267.7	291.3
Grocery	238.2	244.9
Total net sales	$820.7	$854.0
Revenue disaggregated by sales channel is as follows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Retail grocery	$649.9	$679.2
Co-manufacturing	100.0	109.4
Food-away-from-home and other	70.8	65.4
Total net sales	$820.7	$854.0

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
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three month periods ended March 31, 2024 and 2023. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Restart of One of our Broth Facilities

Since the third quarter of 2023, our results of operations have been impacted by supply chain disruptions related to a voluntary recall of certain broth products produced at our Cambridge, Maryland broth facility. The impact will continue to impact our results of operations throughout the first half of 2024, as we continue to incur costs to restore and upgrade our broth facility to full production capacity. The Company is seeking to recover the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

Acquisition of Pickle Branded Assets

On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands, from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food, for a total purchase price of $25.9 million in cash. The total purchase price includes an adjustment of $5.9 million paid subsequent to March 31, 2024, and the allocation of the purchase price consists primarily of inventory. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Known Trends or Uncertainties

Significant inflationary pressure and rising interest rates have contributed to an overall decline in food and beverage consumption trends. In the categories where TreeHouse operates, private brands have consistently gained unit market share compared to national brands, which demonstrates the continued strength of the private brands market.

While we have seen some commodity prices move lower relative to recent all-time highs, many of our ingredients and packaging input costs still remain elevated compared to historical levels, such as the price of cocoa in particular. We will continue to monitor the inflationary environment and its economic impact on pricing and consumer trends to determine if future pricing actions will be necessary.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2024		2023		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$820.7	100.0%	$854.0	100.0%	$(33.3)	(3.9)%
Cost of sales	708.7	86.4	700.4	82.0	8.3	1.2
Gross profit	112.0	13.6	153.6	18.0	(41.6)	(27.1)
Operating expenses:
Selling and distribution	42.9	5.2	44.7	5.2	(1.8)	(4.0)
General and administrative	55.8	6.8	53.4	6.3	2.4	4.5
Amortization expense	12.1	1.5	12.0	1.4	0.1	0.8
Other operating expense, net	6.4	0.8	2.6	0.3	3.8	146.2
Total operating expenses	117.2	14.3	112.7	13.2	4.5	4.0
Operating (loss) income	(5.2)	(0.7)	40.9	4.8	(46.1)	(112.7)
Other expense:
Interest expense	15.6	1.9	17.8	2.1	(2.2)	(12.4)
Interest income	(4.0)	(0.5)	(14.6)	(1.7)	10.6	72.6
Loss on foreign currency exchange	3.4	0.4	0.3	—	3.1	1,033.3
Other (income) expense, net	(4.9)	(0.6)	9.7	1.1	(14.6)	(150.5)
Total other expense	10.1	1.2	13.2	1.5	(3.1)	(23.5)
(Loss) income before income taxes	(15.3)	(1.9)	27.7	3.3	(43.0)	(155.2)
Income tax (benefit) expense	(3.6)	(0.4)	7.3	0.9	(10.9)	(149.3)
Net (loss) income from continuing operations	(11.7)	(1.5)	20.4	2.4	(32.1)	(157.4)
Net loss from discontinued operations	—	—	(5.2)	(0.6)	5.2	100.0
Net (loss) income	$(11.7)	(1.5)%	$15.2	1.8%	$(26.9)	(177.0)%

Earnings (loss) per common share - diluted:
Continuing operations	$(0.22)		$0.36		$(0.58)	(161.1)%
Discontinued operations	—		(0.09)		0.09	100.0
Earnings (loss) per share diluted(1)	$(0.22)		$0.27		$(0.49)	(181.5)%

(1) The sum of the individual per share amounts may not add due to rounding

	Three Months Ended March 31,
	2024	2023	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations	$32.9	$66.0	$(33.1)	(50.2)%
Adjusted EBITDA from continuing operations	46.0	91.3	(45.3)	(49.6)
Adjusted gross profit	120.8	153.6	(32.8)	(21.4)
Adjusted total operating expenses	108.3	93.3	15.0	16.1
Adjusted operating income	12.5	60.3	(47.8)	(79.3)
Adjusted total other expense	14.7	7.3	7.4	101.4
Adjusted income tax (benefit) expense	(0.4)	13.3	(13.7)	(103.0)
Adjusted net (loss) income from continuing operations	(1.8)	39.7	(41.5)	(104.5)
Adjusted diluted earnings (loss) per share from continuing operations	$(0.03)	$0.70	$(0.73)	(104.3)%

(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net (loss) income from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating (loss) income to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax (benefit) expense to Adjusted income tax (benefit) expense, Net (loss) income from continuing operations to Adjusted net (loss) income from continuing operations, and Diluted earnings (loss) per share from continuing operations to Adjusted diluted earnings (loss) per share from continuing operations.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Continuing Operations

Net Sales — Net sales for the first quarter of 2024 totaled $820.7 million compared to $854.0 million for the same period last year, a decrease of $33.3 million, or 3.9%. The change in net sales from 2023 to 2024 was due to the following:

	Dollars	Percent
	(In millions)
2023 Net sales	$854.0
Volume/mix related to business acquisitions	32.4	3.8%
Volume/mix excluding business acquisitions	(23.6)	(2.8)
Pricing	(22.1)	(2.6)
Volume/mix impact from broth facility restart	(20.0)	(2.3)
2024 Net sales	$820.7	(3.9)%

Volume/mix related to business acquisitions		(3.8)
Percent change in organic net sales (1)		(7.7)%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 3.9% was primarily driven by unfavorable volume/mix due to planned distribution exits primarily in our coffee and in-store bakery categories, as well as the restart of one of our broth facilities, which contributed to approximately half of the volume decline. Additionally, pricing was modestly unfavorable as a result of targeted commodity-driven pricing adjustments. These items were partially offset by volume/mix from the acquisition of the Coffee Roasting Capability.

Gross Profit — Gross profit as a percentage of net sales was 13.6% in the first quarter of 2024, compared to 18.0% in the first quarter of 2023, a decrease of 4.4 percentage points. The decrease is primarily due to the restart of one of our broth facilities, unfavorable fixed cost absorption due to lower volume, increased costs for labor investment, and unfavorable category mix.

Total Operating Expenses — Total operating expenses were $117.2 million in the first quarter of 2024 compared to $112.7 million in the first quarter of 2023, an increase of $4.5 million. The increase in expense was primarily due to a decrease of $12.9 million of TSA income following the exit of certain TSA services. This was partially offset by lower professional fees for strategic growth initiatives, TSA-related expense reductions, and lower freight costs.

Total Other Expense — Total other expense was $10.1 million in the first quarter of 2024 compared to $13.2 million in the first quarter of 2023, a decrease of $3.1 million. The decrease was primarily due to a $12.9 million favorable change in non-cash mark-to-market impacts from hedging activities, largely driven by an increase in interest rate swaps. This was partially offset by a decrease in interest income of $10.7 million, as the Seller Promissory Note was repaid in the fourth quarter of 2023.

Income Taxes — Income taxes were recognized at an effective rate of 23.5% in the first quarter of 2024 compared to 26.4% recognized in the first quarter of 2023. The change in the Company’s effective tax rate is primarily driven by changes in the amount of non-deductible executive compensation and the tax effect of cross-border tax laws.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations decreased by $5.2 million in the first quarter of 2024 compared to the first quarter of 2023. The decrease is primarily a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022 and an expected loss on disposal adjustment of $4.5 million during the first quarter of 2023. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $256.8 million was available under the Receivables Sales Program limit as of March 31, 2024. During the first quarter of 2024, usage of the Receivables Sales Program decreased due to the Company's strong cash balance position. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $471.0 million was available under the Revolving Credit Facility as of March 31, 2024. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Share Repurchases

During the three months ended March 31, 2024, the Company repurchased approximately 1.2 million shares of common stock at a weighted average share price of $36.61 for a total of $43.9 million. Subsequent to March 31, 2024, the Company repurchased approximately 0.6 million shares of common stock at a weighted average share price of $36.95 for a total of $20.6 million. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our stock repurchase program.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2024	2023
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities of continuing operations	$(52.4)	$(30.5)
Investing activities of continuing operations	(28.1)	(31.7)
Financing activities of continuing operations	(47.8)	32.5
Cash flows from discontinued operations	—	(0.7)

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $52.4 million in the first three months of 2024 compared to $30.5 million net cash used in the first three months of 2023, an increase in cash used of $21.9 million. The increase in net cash used in operating activities was primarily attributable to a decrease in cash flows from the Receivables Sales Program due to reduced factoring utilization. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program. Additionally, the increase in net cash used was driven by lower cash earnings.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $28.1 million in the first three months of 2024 compared to $31.7 million in the first three months of 2023, a decrease in cash used of $3.6 million. The decrease in cash used for investing activities in the first three months of 2024 was primarily driven by the non-recurring exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million during the first quarter of 2023. This was partially offset by an increase in capital expenditures related to growth initiatives and integration activities from recent acquisitions during the first quarter of 2024.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $47.8 million in the first three months of 2024 compared to $32.5 million net cash provided by financing activities from continuing operations in the first three months of 2023, an increase in cash used of $80.3 million. The increase in cash used is due to common stock repurchases of $43.9 million during the first quarter of 2024 and a non-recurring cash inflow from the Revolving Credit Facility of $38.0 million in the first quarter of 2023.

Cash Flows From Discontinued Operations

There was no cash provided by discontinued operations in the first three months of 2024 compared to $0.7 million of cash used in the first three months of 2023, a decrease of cash used of $0.7 million. The decrease in cash used in discontinued operations is due to the completion of the sale of the Snack Bars Business on September 29, 2023. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At March 31, 2024, we had $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $0.4 million of finance lease obligations.

As of March 31, 2024, the Company had remaining availability of $471.0 million under its $500.0 million Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of March 31, 2024, we have an outstanding variable-rate debt balance of $905.0 million, and our interest rate swap agreements have a notional value of $1,475.0 million. Under the terms of the agreements, $875.0 million of interest rate swaps mature on February 28, 2025, and the remaining $600.0 million of interest rate swaps, which are effective February 28, 2025, mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of March 31, 2024.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Three Months Ended March 31, 2024
(Unaudited, in millions)
Net sales	$785.8
Gross profit (1)	103.2
Net loss	(8.6)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2024	December 31, 2023
	(Unaudited, in millions)
Current assets	$846.7	$946.3
Noncurrent assets	2,801.2	2,829.5
Current liabilities	546.9	627.2
Noncurrent liabilities (2)	1,647.1	1,642.1

(1)For the three months ended March 31, 2024, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $10.0 million of net sales to the Non-Guarantor Subsidiaries and $74.4 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $28.5 million and $42.3 million as of March 31, 2024 and December 31, 2023, respectively.

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

Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of business acquisitions, divestitures, and foreign currency. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management.

EBITDA from Continuing Operations, EBITDA from Continuing Operations Margin, Adjusted EBITDA from Continuing Operations, and Adjusted EBITDA from Continuing Operations Margin, Adjusting for Certain Items Affecting Comparability

EBITDA from continuing operations margin and adjusted EBITDA from continuing operations margin are defined as EBITDA from continuing operations and adjusted EBITDA from continuing operations as a percentage of net sales. EBITDA from continuing operations represents net (loss) income from continuing operations before interest expense, interest income, income tax (benefit) expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as facility restoration and product recall costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating (Loss) Income, Adjusted Total Other Expense (Income), Adjusted Income Tax Expense (Benefit), Adjusted Net (Loss) Income from Continuing Operations, and Adjusted Diluted Earnings (Loss) Per Share from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted gross profit, adjusted total operating expenses, adjusted operating (loss) income, adjusted total other expense (income), adjusted income tax expense (benefit), and adjusted net (loss) income from continuing operations represent their respective GAAP presentation line item adjusted for items such as facility restoration and product recall costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings (loss) per share from continuing operations ("Adjusted diluted EPS") is determined by dividing adjusted net (loss) income from continuing operations by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net (loss) income from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(unaudited, in millions)
Net (loss) income from continuing operations (GAAP)	$(11.7)	$20.4
Interest expense	15.6	17.8
Interest income	(4.0)	(14.6)
Income tax (benefit) expense	(3.6)	7.3
Depreciation and amortization	36.6	35.1
EBITDA from continuing operations (Non-GAAP)	32.9	66.0
Broth facility restoration and product recall costs(1)	6.9	—
Growth, reinvestment, restructuring programs & other(2)	6.7	15.3
Acquisition, integration, divestiture, and related costs(3)	4.1	3.8
Foreign currency loss (gain) on re-measurement of intercompany notes(4)	2.4	(0.2)
Mark-to-market adjustments(5)	(7.0)	5.9
Shareholder activism(6)	—	0.3
Tax indemnification(7)	—	0.2
Adjusted EBITDA from continuing operations (Non-GAAP)	$46.0	$91.3

% of net sales
Net (loss) income from continuing operations margin	(1.4)%	2.4%
EBITDA from continuing operations margin	4.0%	7.7%
Adjusted EBITDA from continuing operations margin	5.6%	10.7%

(1)
On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility and has subsequently been executing a turnaround plan to restore the facility to full production capacity. As a result of these restoration activities, in the first quarter of 2024, the Company incurred incremental costs of $6.9 million which include non-cash plant shutdown charges of $4.4 million, non-cash inventory write-offs of $2.3 million, and other costs, including product returns and logistics, of $0.2 million.

(2)	The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(3)
Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the three months ended March 31, 2024, $2.0 million was classified in General and administrative, $1.9 million was classified in Cost of sales, and $0.2 million was classified in Other operating expense, net. During the three months ended March 31, 2023, $3.1 million was classified in General and administrative and $0.7 million was classified in Other operating expense, net.

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(4)	The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(5)
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

The following tables provide a reconciliation of Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income (loss), Adjusted total other expense (income), Adjusted income tax expense (benefit), and Adjusted net (loss) income from continuing operations to their most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended March 31, 2024
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax benefit	Net loss from continuing operations
As reported (GAAP)	$112.0	$117.2	$(5.2)	$10.1	$(3.6)	$(11.7)
Adjustments:
Broth facility restoration and product recall costs(1)	6.9	—	6.9	—	—	6.9
Growth, reinvestment, restructuring programs & other(2)	—	(6.7)	6.7	—	—	6.7
Acquisition, integration, divestiture, and related costs(3)	1.9	(2.2)	4.1	—	—	4.1
Foreign currency loss on re-measurement of intercompany notes(4)	—	—	—	(2.4)	—	2.4
Mark-to-market adjustments(5)	—	—	—	7.0	—	(7.0)
Taxes on adjusting items	—	—	—	—	3.2	(3.2)
As adjusted (Non-GAAP)	$120.8	$108.3	$12.5	$14.7	$(0.4)	$(1.8)

As reported (% of net sales)	13.6%	14.3%	(0.6)%	1.2%	(0.4)%	(1.4)%
As adjusted (% of net sales)	14.7%	13.2%	1.5%	1.8%	—%	(0.2)%

Earnings (loss) per share from continuing operations:
Diluted						$(0.22)
Adjusted diluted						$(0.03)

Weighted average common shares:
Diluted for net loss from continuing operations						53.8
Diluted for adjusted net loss from continuing operations						53.8

	Three Months Ended March 31, 2023
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$153.6	$112.7	$40.9	$13.2	$7.3	$20.4
Adjustments:
Growth, reinvestment, restructuring programs & other(2)	—	(15.3)	15.3	—	—	15.3
Acquisition, integration, divestiture, and related costs(3)	—	(3.8)	3.8	—	—	3.8
Foreign currency gain on re-measurement of intercompany notes(4)	—	—	—	0.2	—	(0.2)
Mark-to-market adjustments(5)	—	—	—	(5.9)	—	5.9
Shareholder activism(6)	—	(0.3)	0.3	—	—	0.3
Tax indemnification(7)	—	—	—	(0.2)	—	0.2
Taxes on adjusting items	—	—	—	—	6.0	(6.0)
As adjusted (Non-GAAP)	$153.6	$93.3	$60.3	$7.3	$13.3	$39.7

As reported (% of net sales)	18.0%	13.2%	4.8%	1.5%	0.9%	2.4%
As adjusted (% of net sales)	18.0%	10.9%	7.1%	0.9%	1.6%	4.6%

Earnings per share from continuing operations:
Diluted						$0.36
Adjusted diluted						$0.70

Weighted average common shares:
Diluted for net income from continuing operations						56.7
Diluted for adjusted net income from continuing operations						56.7

Free Cash Flow From Continuing Operations

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow from continuing operations (a Non-GAAP measure) which represents net cash used in operating activities from continuing operations less capital expenditures. We believe free cash flow is an important measure of liquidity because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow used in operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure).

	Three Months Ended March 31,
	2024	2023
	(In millions)
Cash flow used in operating activities from continuing operations	$(52.4)	$(30.5)
Less: Capital expenditures	(28.3)	(31.7)
Free cash flow from continuing operations	$(80.7)	$(62.2)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 16 to our Condensed Consolidated Financial Statements included herein and Note 20 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 for additional information about our commitments and contingent obligations.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company's Condensed Consolidated Financial Statements.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company's critical accounting estimates in the three months ended March 31, 2024.

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

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to quality issues, disruptions, or inefficiencies in our supply chain and/or operations; loss or consolidation of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences and the prevalence of weight loss drugs; the outcome of litigation and regulatory proceedings to which we and/or our customers may be a party; product recalls; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; geopolitical events; changes in weather conditions, climate changes, and natural disasters; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2023 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2023 year-end.

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

As of March 31, 2024, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisitions of the seasoned pretzel and the coffee roasting capabilities, which were completed on April 1, 2023 and June 30, 2023, respectively. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisitions. The net sales and total assets of the acquisitions represented approximately 3.9% and 3.7%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the three months ended March 31, 2024.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2024 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 16 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table presents the total number of shares of common stock purchased during the first quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
	(In millions)
January 1 through January 31, 2024	$—	—	—	$166.7
February 1 through February 29, 2024	36.55	0.3	0.3	157.5
March 1 through March 31, 2024	36.63	0.9	0.9	122.8
For the Quarter Ended March 31, 2024	$36.61	1.2	1.2	$122.8

For the quarter ended March 31, 2024, the Company repurchased approximately 1.2 million shares of common stock for a total of $43.9 million, excluding excise tax. Weighted average price per share excludes any excise tax imposed on stock repurchases.

Subsequent to March 31, 2024, the Company repurchased approximately 0.6 million shares of common stock at a weighted average share price of $36.95 for a total of $20.6 million.

Item 5. Other Information

(c) Trading Plans

During the quarter ended March 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended May 26, 2023, is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 30, 2023.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated May 30, 2023.
10.1*,**	TreeHouse Foods, Inc. 2024 Performance Unit Agreement.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 6, 2024	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer