Form 10-Q
period 2024-06-30
TreeHouse Foods, Inc.
filed 2024-08-05
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2024.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of July 31, 2024 was 51.9 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$105.8	$320.3
Receivables, net	186.2	175.6
Inventories	592.4	534.0
Prepaid expenses and other current assets	43.9	24.9
Total current assets	928.3	1,054.8
Property, plant, and equipment, net	718.7	737.6
Operating lease right-of-use assets	172.1	193.0
Goodwill	1,822.3	1,824.7
Intangible assets, net	235.3	257.4
Other assets, net	28.3	39.1
Total assets	$3,905.0	$4,106.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$493.8	$534.9
Accrued expenses	151.3	169.0
Current portion of long-term debt	0.6	0.4
Total current liabilities	645.7	704.3
Long-term debt	1,398.2	1,396.0
Operating lease liabilities	143.8	165.0
Deferred income taxes	106.0	111.4
Other long-term liabilities	61.2	65.1
Total liabilities	2,354.9	2,441.8
Commitments and contingencies (Note 17)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 51.8 and 54.1 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	0.6	0.6
Treasury stock	(323.7)	(234.2)
Additional paid-in capital	2,230.5	2,223.4
Accumulated deficit	(277.3)	(248.9)
Accumulated other comprehensive loss	(80.0)	(76.1)
Total stockholders' equity	1,550.1	1,664.8
Total liabilities and stockholders' equity	$3,905.0	$4,106.6

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$788.5	$803.5	$1,609.2	$1,657.5
Cost of sales	660.2	670.3	1,368.9	1,370.7
Gross profit	128.3	133.2	240.3	286.8
Operating expenses:
Selling and distribution	35.5	39.7	78.4	84.4
General and administrative	54.2	53.9	110.0	107.3
Amortization expense	12.1	12.1	24.2	24.1
Asset impairment	19.3	—	19.3	—
Other operating expense (income), net	11.2	(2.8)	17.6	(0.2)
Total operating expenses	132.3	102.9	249.5	215.6
Operating (loss) income	(4.0)	30.3	(9.2)	71.2
Other expense:
Interest expense	15.6	19.2	31.2	37.0
Interest income	(0.1)	(10.8)	(4.1)	(25.4)
Loss (gain) on foreign currency exchange	1.5	(3.3)	4.9	(3.0)
Other (income) expense, net	(0.1)	(6.2)	(5.0)	3.5
Total other expense (income)	16.9	(1.1)	27.0	12.1
(Loss) income before income taxes	(20.9)	31.4	(36.2)	59.1
Income tax (benefit) expense	(4.2)	9.0	(7.8)	16.3
Net (loss) income from continuing operations	(16.7)	22.4	(28.4)	42.8
Net income (loss) from discontinued operations	—	0.9	—	(4.3)
Net (loss) income	$(16.7)	$23.3	$(28.4)	$38.5

Earnings (loss) per common share - basic:
Continuing operations	$(0.32)	$0.40	$(0.54)	$0.76
Discontinued operations	—	0.02	—	(0.08)
Earnings (loss) per share basic (1)	$(0.32)	$0.41	$(0.54)	$0.68

Earnings (loss) per common share - diluted:
Continuing operations	$(0.32)	$0.39	$(0.54)	$0.75
Discontinued operations	—	0.02	—	(0.08)
Earnings (loss) per share diluted (1)	$(0.32)	$0.41	$(0.54)	$0.68

Weighted average common shares:
Basic	52.3	56.4	53.0	56.3
Diluted	52.3	56.8	53.0	56.8

(1)    The sum of the individual per share amounts may not add due to rounding.

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net (loss) income	$(16.7)	$23.3	$(28.4)	$38.5

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.3)	1.9	(3.9)	2.2
Pension and postretirement reclassification adjustment	—	0.1	—	0.1
Other comprehensive (loss) income	(1.3)	2.0	(3.9)	2.3
Comprehensive (loss) income	$(18.0)	$25.3	$(32.3)	$40.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2023	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	15.2	—	15.2
Other comprehensive income	—	—	—	—	—	—	0.3	0.3
Issuance of stock awards	0.2	—	—	—	(5.3)	—	—	(5.3)
Stock-based compensation	—	—	—	—	7.2	—	—	7.2
Balance, March 31, 2023	59.2	$0.6	(2.9)	$(133.3)	$2,207.3	$(286.8)	$(83.4)	$1,704.4
Net income	—	—	—	—	—	23.3	—	23.3
Other comprehensive income	—	—	—	—	—	—	2.0	2.0
Issuance of stock awards	0.1	—	—	—	(0.7)	—	—	(0.7)
Stock-based compensation	—	—	—	—	5.9	—	—	5.9
Balance, June 30, 2023	59.3	$0.6	(2.9)	$(133.3)	$2,212.5	$(263.5)	$(81.4)	$1,734.9

Balance, January 1, 2024	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net loss	—	—	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Treasury stock repurchases	—	—	(1.2)	(44.3)	—	—	—	(44.3)
Issuance of stock awards	0.2	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation	—	—	—	—	5.7	—	—	5.7
Balance, March 31, 2024	59.5	$0.6	(6.4)	$(278.5)	$2,225.3	$(260.6)	$(78.7)	$1,608.1
Net loss	—	—	—	—	—	(16.7)	—	(16.7)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Treasury stock repurchases	—	—	(1.3)	(45.2)	—	—	—	(45.2)
Issuance of stock awards	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	5.3	—	—	5.3
Balance, June 30, 2024	59.5	$0.6	(7.7)	$(323.7)	$2,230.5	$(277.3)	$(80.0)	$1,550.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(28.4)	$38.5
Net loss from discontinued operations	—	(4.3)
Net (loss) income from continuing operations	(28.4)	42.8
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	72.8	69.7
Asset impairment	19.3	—
Stock-based compensation	11.0	13.1
Unrealized gain on derivative contracts	(8.5)	(3.5)
Deferred TSA income	—	(12.3)
Other	2.7	(1.9)
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	(10.5)	(3.3)
Inventories	(60.6)	(47.0)
Prepaid expenses and other assets	(6.9)	8.0
Accounts payable	(47.1)	(86.3)
Accrued expenses and other liabilities	(15.6)	(25.9)
Net cash used in operating activities - continuing operations	(71.8)	(46.6)
Net cash used in operating activities - discontinued operations	—	(3.2)
Net cash used in operating activities	(71.8)	(49.8)
Cash flows from investing activities:
Capital expenditures	(51.1)	(54.3)
Proceeds from sale of fixed assets	1.4	—
Acquisitions, net of cash acquired	—	(102.2)
Net cash used in investing activities - continuing operations	(49.7)	(156.5)
Net cash used in investing activities - discontinued operations	—	(15.6)
Net cash used in investing activities	(49.7)	(172.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	9.5	1,544.3
Payments under Revolving Credit Facility	(9.5)	(1,344.8)
Payments on financing lease obligations	(0.3)	(0.3)
Repurchases of common stock	(88.7)	—
Payments related to stock-based award activities	(3.9)	(6.0)
Net cash (used in) provided by financing activities - continuing operations	(92.9)	193.2
Net cash (used in) provided by financing activities - discontinued operations	—	—
Net cash (used in) provided by financing activities	(92.9)	193.2
Effect of exchange rate changes on cash and cash equivalents	(0.1)	2.6
Net decrease in cash and cash equivalents	(214.5)	(26.1)
Cash and cash equivalents, beginning of period	320.3	43.0
Cash and cash equivalents, end of period	$105.8	$16.9

	Six Months Ended June 30,
	2024	2023
Supplemental cash flow disclosures:
Interest paid	$42.5	$45.3
Net income taxes paid	6.6	16.7

Non-cash investing activities:
Capital expenditures incurred but not yet paid	22.3	12.5
Right-of-use assets obtained in exchange for lease obligations	0.3	32.2
Note receivable purchase price adjustment reduction	—	(5.1)
Note receivable increase from paid in kind interest	—	2.2
Deferred payment from acquisition of seasoned pretzel capability	—	4.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2024
(Unaudited)
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

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS

The Company’s Growth, Reinvestment, and Restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. As part of our Growth, Reinvestment, and Restructuring Programs, we generally incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance and employee separation costs and other exit costs. Severance and employee separation costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and other termination benefits. Other exit costs typically relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our Growth, Reinvestment, and Restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other costs. Asset-related costs primarily relate to accelerated depreciation and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, retention costs, organizational redesign, information technology system implementation, asset relocation costs, and costs to exit facilities or production.

Strategic Growth Initiatives

The Company began executing on its Strategic Growth Initiatives in 2021 and completed the program in 2023. These initiatives were designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. The total costs within this program were $115.5 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. The costs incurred for the three and six months ended June 30, 2023 were $3.4 million and $10.4 million, respectively.

Facility Closures

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and transitioned production from Dallas to its Northlake, Texas facility during the first half of 2024. Additionally, during the first quarter of 2024, the Company announced the closure of its Sioux Falls, South Dakota facility in connection with the integration of the Seasoned Pretzel Capability and has transitioned production from Sioux Falls to its Hanover, Pennsylvania facility. The Company expects the total costs related to these facility closures and associated distribution network optimization to be approximately $15.0 million, and the cumulative costs incurred to date are $9.4 million. The costs incurred for the three and six months ended June 30, 2024 were $2.5 million and $4.4 million, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Employee-related	$4.7	$3.4	$7.3	$7.7
Other costs	6.8	5.5	10.9	16.5
Total	$11.5	$8.9	$18.2	$24.2

For the three and six months ended June 30, 2024 and 2023, employee-related costs primarily consisted of severance and retention; and other costs primarily consisted of consulting services and third party costs related to facility plant closures. Employee-related and other costs are recognized in Other operating expense (income), net of the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liabilities related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of June 30, 2024:

Severance
(In millions)
Balance as of December 31, 2023	$5.4
Expenses recognized	4.3
Cash payments	(4.5)
Balance as of June 30, 2024	$5.2

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	June 30, 2024	December 31, 2023
	(In millions)
Outstanding accounts receivable sold	$230.6	$343.8
Receivables collected and not remitted to financial institutions	142.6	200.2
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the cash flows of the Company's accounts receivable associated with the Receivables Sales Program:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Receivables sold	$495.5	$923.0
Receivables collected and remitted to financial institutions	(608.7)	(964.7)

The loss on sale of receivables represents the discount taken by third-party financial institutions and was $1.9 million and $3.3 million for the three months ended June 30, 2024 and 2023, respectively, and $3.9 million and $6.6 million for the six months ended June 30, 2024 and 2023, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2024 or December 31, 2023, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	June 30, 2024	December 31, 2023
	(In millions)
Raw materials and supplies	$242.7	$245.4
Finished goods	349.7	288.6
Total inventories	$592.4	$534.0

6. ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Pickle Branded Assets

On January 2, 2024, the Company completed the acquisition of pickle branded assets, including Bick’s pickles, Habitant pickled beets, Woodman’s horseradish, and McLarens pickled onions brands (the "Pickle Branded Assets"), from The J.M. Smucker Co., a North American producer of coffee, consumer foods, dog snacks, and cat food. The acquisition is consistent with our strategy and builds depth in our Pickles category by expanding into Canada. The total purchase consideration transferred was approximately $25.9 million in cash. The purchase of the Pickle Branded Assets was accounted for as an Asset Acquisition.

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

The following table summarizes the final purchase price allocation of the fair value of net tangible assets acquired:

(In millions)
Cash transferred at close	$92.2
Purchase price adjustment	(1.6)
Total consideration transferred	$90.6

Allocation of consideration to assets acquired:
Inventories	$29.8
Property, plant, and equipment, net	60.8
Total purchase price	$90.6

Real property and personal property fair values were determined using the cost and market approaches.

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Condensed Consolidated Balance Sheets based on the final purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of approximately $4.0 million, which was paid in the third quarter of 2024. The deferred payment was recognized within Accrued expenses in the Condensed Consolidated Balance Sheets as of June 30, 2024. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

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

The Company entered into a Transition Services Agreement ("TSA") with John B. Sanfilippo & Son, Inc., which is designed to ensure and facilitate an orderly transfer of business operations. The TSA ended in the first quarter of 2024. TSA income was recognized as services were performed, and the income received under the TSA was $0.1 million for the first quarter of 2024. The TSA income is classified within Other operating expense (income), net in the Company's Condensed Consolidated Statements of Operations.

Sale of a Significant Portion of the Meal Preparation Business

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business") to two entities affiliated with Investindustrial: Rushmore Investment III LLC, a Delaware limited liability company ("US Buyer") and 1373978 B.C., ULC, a British Columbia unlimited liability company ("CA Buyer" and together with US Buyer, the "Buyer"). The closing purchase price was $963.8 million, and during the second quarter of 2023, a $20.3 million adjustment to the purchase price was finalized, resulting in a final purchase price of $943.5 million. The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note. During the three and six months ended June 30, 2023, the Company recognized $10.7 million and $21.4 million, respectively, within Interest income in the Condensed Consolidated Statements of Operations related to the Seller Promissory Note. The Seller Promissory Note was repaid on October 19, 2023, and no interest income was recognized in 2024. Additionally, the Company recognized an expected loss on disposal adjustment of $(1.0) million and $3.5 million for the three and six months ended June 30, 2023, respectively.

The Company entered into a Transition Services Agreement ("TSA") with the Buyer, which is designed to ensure and facilitate an orderly transfer of business operations. All TSA services were exited during the second quarter of 2024. TSA income is recognized as services are performed, and the income received under the TSA was $0.1 million and $11.9 million for the three months ended June 30, 2024 and 2023, respectively, and $0.5 million and $25.3 million for the six months ended June 30, 2024 and 2023, respectively. The TSA income is classified within Other operating expense (income), net in the Company's Condensed Consolidated Statements of Operations.

The Company has reflected both of these transactions as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Condensed Consolidated Financial Statements relate to the Company's continuing operations.

Results of discontinued operations are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2023	2023
	(In millions)
Net sales	$40.1	$80.9
Cost of sales	40.5	82.6
Selling, general, administrative and other operating expenses	0.4	0.7
(Gain) loss on sale of business	(1.0)	3.5
Operating income (loss) from discontinued operations	$0.2	$(5.9)
Interest and other income	—	(1.1)
Income tax benefit	(0.7)	(0.5)
Net income (loss) from discontinued operations	$0.9	$(4.3)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2024	December 31, 2023
	(In millions)
Land	$35.2	$35.2
Buildings and improvements	378.6	367.2
Machinery and equipment	1,051.4	1,042.5
Construction in progress	103.7	97.4
Total	1,568.9	1,542.3
Less accumulated depreciation	(850.2)	(804.7)
Property, plant, and equipment, net	$718.7	$737.6

Depreciation expense was $24.1 million and $22.5 million for the three months ended June 30, 2024 and 2023, respectively and $48.6 million and $45.6 million for the six months ended June 30, 2024 and 2023, respectively.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the Ready-to-drink ("RTD") business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our Ready-to-drink beverages asset group. The impairment charge is included in Asset impairment in the Condensed Consolidated Statements of Operations.

Impairment charges are measured by comparing the carrying value of the asset group to its estimated fair value. The fair value of the asset group was based on expected future cash flows using Level 3 inputs under ASC 820. We can provide no assurance regarding the prospect of additional impairment charges in future periods.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the six months ended June 30, 2024 are as follows:

Goodwill
(In millions)
Balance at December 31, 2023	$1,824.7
Foreign currency exchange adjustments	(2.4)
Balance at June 30, 2024	$1,822.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$547.9	$(380.1)	$167.8	$549.3	$(364.1)	$185.2
Trademarks	19.3	(16.5)	2.8	18.7	(15.9)	2.8
Formulas/recipes	15.5	(15.0)	0.5	15.5	(14.9)	0.6
Computer software	210.9	(152.7)	58.2	209.0	(146.2)	62.8
Total finite lived intangibles	793.6	(564.3)	229.3	792.5	(541.1)	251.4

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$799.6	$(564.3)	$235.3	$798.5	$(541.1)	$257.4

9. INCOME TAXES

Income taxes were recognized at effective rates of 20.1% and 21.5% for the three and six months ended June 30, 2024, respectively, compared to 28.7% and 27.6% for the three and six months ended June 30, 2023, respectively. The change in the Company's effective tax rate for the three and six months ended June 30, 2024 compared to 2023 is primarily driven by changes in the amount of executive compensation that is not deductible for tax purposes. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

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

10. LONG-TERM DEBT

	June 30, 2024	December 31, 2023
	(In millions)
Term Loan A	$316.4	$316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	1.8	0.6
Total outstanding debt	1,406.8	1,405.6
Deferred financing costs	(8.0)	(9.2)
Less current portion	(0.6)	(0.4)
Total long-term debt	$1,398.2	$1,396.0

Revolving Credit Facility — As of June 30, 2024, the Company had remaining availability of $471.0 million under its $500.0 million Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value — At June 30, 2024, the aggregate fair value of the Company's total debt was $1,354.4 million and its carrying value was $1,405.0 million. At December 31, 2023, the aggregate fair value of the Company's total debt was $1,350.5 million and its carrying value was $1,405.0 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

11. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 2, 2017, the Company announced that the Board of Directors adopted a stock repurchase program. The stock repurchase program authorizes the Company to repurchase up to $400 million of the Company's common stock at any time, or from time to time. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million, and $78.0 million remained available under under the $400 million total authorization of the stock repurchase program as of June 30, 2024. The stock repurchase program does not have an expiration date. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions, except per share data)
Shares repurchased	1.3	—	2.5	—
Weighted average price per share	$35.81	$—	$36.20	$—
Total cost	$44.8	$—	$88.7	$—
Excise tax (1)	$0.4	$—	$0.8	$—

(1)The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2024.

12. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)
Weighted average common shares outstanding	52.3	56.4	53.0	56.3
Assumed exercise/vesting of equity awards (1)	—	0.4	—	0.5
Weighted average diluted common shares outstanding	52.3	56.8	53.0	56.8

(1)For the three and six months ended June 30, 2024, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.8 million and 0.6 million for the three and six months ended June 30, 2024, respectively, and 1.2 million for both the three and six months ended June 30, 2023.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of June 30, 2024.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net (loss) income from continuing operations are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$5.3	$5.9	$11.0	$13.1
Related income tax benefit	1.2	0.8	2.6	1.7

All amounts below include continuing and discontinued operations.

Stock Options — Stock options granted under the Plan during 2022 have a three-year vesting schedule, vest one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

The following table summarizes stock option activity during 2024:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2023	578	$64.20	5.1	$—
Expired	(54)	80.55
Outstanding, at June 30, 2024	524	62.54	5.0	—
Vested/expected to vest, at June 30, 2024	510	63.10	5.0	—
Exercisable, at June 30, 2024	331	74.10	3.4	—
Unrecognized compensation costs related to nonvested options totaled $1.3 million at June 30, 2024 and are expected to be recognized over a weighted average period of 0.9 years.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the restricted stock unit activity during the six months ended June 30, 2024:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2023	573	$41.57	45	$50.14
Granted	500	37.08	35	36.10
Vested	(242)	41.20	(18)	51.87
Forfeited	(87)	39.69	—	—
Nonvested, at June 30, 2024	744	38.90	62	41.73
Earned and deferred, at June 30, 2024			28	48.62

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Fair value of vested restricted stock units	$1.0	$3.2	$9.8	$14.3
Tax benefit recognized from vested restricted stock units	0.2	0.7	1.6	2.3

Unrecognized compensation costs related to nonvested restricted stock units are approximately $25.9 million as of June 30, 2024 and will be recognized over a weighted average period of 2.1 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
•During the second quarter of 2022, the Company made grants to certain of the Company’s named executive officers and certain other executive officers of performance-based restricted stock units (the "PBRSU Awards"). The PBRSU Awards included a relative TSR market condition over a two-year performance period beginning on the date of grant. The units accrued over the two-year performance period and were multiplied by a predefined percentage between 0% to 450% for the relative TSR measure, depending on the achievement attainment over the two-year performance period based on the Company’s absolute annualized TSR relative to the annualized TSR of the S&P Food & Beverage Select Industry Index (the "Index"). The fair value of the awards was valued using a Monte Carlo simulation model with a weighted average grant-date fair value of $58.36 on approximately 239,300 units granted in 2022. The PBRSU Awards vested in the second quarter of 2024. Over the two-year performance period, the achievement attainment percentage was 0%, resulting in no payout of the awards.

These awards will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date with the exception of the PBRSU Awards on the second anniversary. The Company intends to settle these awards in stock and has the shares available to do so.

Performance unit awards with market conditions are valued using a Monte Carlo simulation model. Expected volatility is based on the historical volatility of the Company’s stock price, average Peer Group stock price, or the total return value of the Index. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term equivalent to the expected term of the award. The expected term is the time period from the grant date to the end of the performance period. The assumptions used in the Monte Carlo simulation were as follows:

Six Months Ended June 30,
2024
Dividend yield	0%
Risk-free rate	4.50%
Expected volatility (TreeHouse Foods, Inc.)	34.34%
Expected volatility (Peer Group)	33.56%
Expected term (in years)	2.79

The following table summarizes the performance unit activity during the six months ended June 30, 2024:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2023	534	$47.44
Granted	143	36.95
Vested	(45)	43.45
Forfeited	(244)	56.81
Nonvested, at June 30, 2024	388	38.09

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Fair value of vested performance units	$0.1	$1.3	$1.8	$5.0
Tax benefit recognized from performance units vested	—	—	0.1	0.4

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $7.8 million as of June 30, 2024 and are expected to be recognized over a weighted average period of 1.7 years. The fair value of the portion of the awards granted based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2022	$(87.0)	$3.3	$(83.7)
Other comprehensive income before reclassifications	2.2	—	2.2
Reclassifications from accumulated other comprehensive loss (2)	—	0.1	0.1
Other comprehensive income	2.2	0.1	2.3
Balance at June 30, 2023	$(84.8)	$3.4	$(81.4)

Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
Other comprehensive loss	(3.9)	—	(3.9)
Balance at June 30, 2024	$(88.1)	$8.1	$(80.0)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2024 and 2023.
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

Components of net periodic pension cost (benefit) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	2.6	3.1	5.2	6.3
Expected return on plan assets	(2.7)	(3.5)	(5.4)	(6.9)
Amortization of unrecognized prior service cost	—	0.1	—	0.1
Amortization of unrecognized net loss	0.1	0.1	0.2	0.2
Net periodic pension cost (benefit)	$0.1	$(0.1)	$0.2	$(0.1)

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of unrecognized net gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic postretirement cost	$0.1	$0.1	$0.2	$0.2

The service cost components of net periodic pension and postretirement costs were recognized in Cost of sales and the other components were recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

16. OTHER OPERATING EXPENSE (INCOME), NET

The Company incurred other operating expense (income), net, for the three and six months ended June 30, 2024 and 2023, which consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Growth, reinvestment, and restructuring programs (1)	$11.5	$8.9	$18.2	$24.2
TSA income (2)	(0.1)	(11.9)	(0.6)	(25.3)
Other	(0.2)	0.2	—	0.9
Other operating expense (income), net	$11.2	$(2.8)	$17.6	$(0.2)

(1)     Refer to Note 3 for more information.
(2)    Refer to Note 6 for more information.

17. COMMITMENTS AND CONTINGENCIES

Shareholder Derivative Actions

The Company, as nominal defendant, and certain of its former officers are parties to a consolidated shareholder derivative suit captioned Wells and the City of Ann Arbor Employees’ Retirement System v. Reed, et al., Case Nos. 2016-CH-16359 and 2019-CH-06753 (Circuit Court of Cook County, Illinois).

The consolidated lawsuit alleges that TreeHouse, under the authority and control of the individual defendants: (i) made certain false and misleading statements regarding the Company's business, operations, and future prospects; and (ii) failed to disclose that (a) the Company's private label business was underperforming; (b) the Company's Flagstone Foods business was underperforming; (c) the Company's acquisition strategy was underperforming; (d) the Company had overstated its full-year 2016 guidance; and (e) TreeHouse's statements lacked reasonable basis. The complaints allege, among other things, that these actions artificially inflated the market price of TreeHouse common stock and resulted in harm to the Company.

On August 26, 2022, plaintiffs in the consolidated Wells case filed a second consolidated amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023. On March 22, 2024, the Appellate Court reversed the state trial court’s dismissal of the consolidated amended complaint and remanded to the state trial court for further proceedings.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees. The matter remains pending, with summary judgment, motions to exclude certain expert opinions, and discovery sanctions motions fully briefed. On March 28, 2022, the Magistrate Judge issued a non-public Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. Most recently, the Judge appointed a Special Master to resolve disputes about whether certain portions of the case record could be made public. The Special Master made the last of his decisions on these disputes on January 5, 2024, and the Judge adopted all of the Special Master’s decisions on March 24, 2024. On March 24, 2024, the District Court Judge affirmed the Special Master’s Reports and Recommendations and the parties have now filed the summary judgment record on the public record consistent with the Court’s Order. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of June 30, 2024.

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $1,475.0 million as of June 30, 2024 and $1,175.0 million as of December 31, 2023. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $600.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.68%.

In July 2024, the Company entered into additional interest rate swap agreements to lock into a fixed interest rate base. The agreements have a notional value of $275.0 million, effective February 28, 2025 through February 29, 2028. Under the terms of the agreements entered in July 2024, the weighted average fixed interest rate base for the $275.0 million of interest rate swaps is approximately 3.70%.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2024 and December 31, 2023, the notional value of the commodity contracts outstanding was $98.4 million and $24.4 million, respectively. These commodity contracts have maturities expiring throughout 2024 and 2025 as of June 30, 2024.

 The following table identifies the fair value of each derivative instrument:

	Balance Sheet Location	June 30, 2024	December 31, 2023
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$3.8	$1.9
Interest rate swap agreements	Prepaid expenses and other current assets	13.6	—
Interest rate swap agreements	Other assets, net	4.5	17.9
		$21.9	$19.8
Liability derivatives
Commodity contracts	Accrued expenses	$0.8	$0.8
Interest rate swap agreements	Accrued expenses	0.8	7.2
		$1.6	$8.0

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net (Loss) Income	2024	2023	2024	2023
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$2.3	$0.4	$1.9	$0.7
Interest rate swap agreements	Other (income) expense, net	(0.8)	9.0	6.6	2.8
Total unrealized gain		$1.5	$9.4	$8.5	$3.5
Realized gain (loss)
Commodity contracts	Manufacturing-related to Cost of sales and transportation-related to Selling and distribution	$2.3	$—	$3.8	$—
Interest rate swap agreements	Interest expense	5.6	4.6	11.2	8.2
Total realized gain		$7.9	$4.6	$15.0	$8.2
Total gain		$9.4	$14.0	$23.5	$11.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
19. DISAGGREGATION OF REVENUE

The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Snacking	$308.9	$321.6	$623.7	$639.4
Beverages & drink mixes	244.5	243.9	512.2	535.2
Grocery	235.1	238.0	473.3	482.9
Total net sales	$788.5	$803.5	$1,609.2	$1,657.5
Revenue disaggregated by sales channel is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(In millions)		(In millions)
Retail grocery	$607.5	$627.2	$1,257.4	$1,306.4
Co-manufacturing	104.2	107.8	204.2	217.2
Food-away-from-home and other	76.8	68.5	147.6	133.9
Total net sales	$788.5	$803.5	$1,609.2	$1,657.5

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
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and six month periods ended June 30, 2024 and 2023. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the Ready-to-drink ("RTD") business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our Ready-to-drink beverages asset group. The impairment charge is included in Asset impairment in the Condensed Consolidated Statements of Operations. Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

Restoration of One of our Broth Facilities

Since the end of 2023, our results of operations have been impacted by a voluntary recall of certain broth products produced at our Cambridge, Maryland broth facility and the subsequent restoration of this facility. The restoration has impacted our results of operations throughout the first half of 2024, as we incurred costs to restore and upgrade our broth facility to full production capacity. During the first half of 2024, the Company successfully restored the key broth production lines and substantially completed upgrades to the facility. The Company continues to advance production capacity in preparation for the peak holiday season in the second half of 2024.

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

Known Trends or Uncertainties

Significant inflationary pressure and rising interest rates have contributed to sluggish overall food and beverage consumption trends. However, in the categories where TreeHouse operates, private brands have consistently gained unit market share compared to national brands, which we believe demonstrates the continued strength of the private brands market.

While we have seen some commodity prices move lower relative to recent all-time highs, many of our ingredients and packaging input costs still remain elevated compared to historical levels, such as the price of cocoa in particular. In response, we have implemented pricing actions to recover inflationary cocoa costs. We will continue to monitor the inflationary environment to determine if additional pricing actions to recover inflationary costs will be necessary.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2024		2023		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$788.5	100.0%	$803.5	100.0%	$(15.0)	(1.9)%
Cost of sales	660.2	83.7	670.3	83.4	(10.1)	(1.5)
Gross profit	128.3	16.3	133.2	16.6	(4.9)	(3.7)
Operating expenses:
Selling and distribution	35.5	4.5	39.7	4.9	(4.2)	(10.6)
General and administrative	54.2	6.9	53.9	6.7	0.3	0.6
Amortization expense	12.1	1.5	12.1	1.5	—	—
Asset impairment	19.3	2.4	—	—	19.3	100.0
Other operating expense (income), net	11.2	1.4	(2.8)	(0.3)	14.0	500.0
Total operating expenses	132.3	16.7	102.9	12.8	29.4	28.6
Operating (loss) income	(4.0)	(0.4)	30.3	3.8	(34.3)	(113.2)
Other expense:
Interest expense	15.6	2.0	19.2	2.4	(3.6)	(18.8)
Interest income	(0.1)	—	(10.8)	(1.3)	10.7	99.1
Loss (gain) on foreign currency exchange	1.5	0.2	(3.3)	(0.4)	4.8	145.5
Other income, net	(0.1)	—	(6.2)	(0.8)	6.1	98.4
Total other expense (income)	16.9	2.2	(1.1)	(0.1)	18.0	1,636.4
(Loss) income before income taxes	(20.9)	(2.6)	31.4	3.9	(52.3)	(166.6)
Income tax (benefit) expense	(4.2)	(0.5)	9.0	1.1	(13.2)	(146.7)
Net (loss) income from continuing operations	(16.7)	(2.1)	22.4	2.8	(39.1)	(174.6)
Net income from discontinued operations	—	—	0.9	0.1	(0.9)	(100.0)
Net (loss) income	$(16.7)	(2.1)%	$23.3	2.9%	$(40.0)	(171.7)%

Earnings (loss) per common share - diluted:
Continuing operations	$(0.32)		$0.39		$(0.71)	(182.1)%
Discontinued operations	—		0.02		(0.02)	(100.0)
Earnings (loss) per share diluted(1)	$(0.32)		$0.41		$(0.73)	(178.0)%

(1) The sum of the individual per share amounts may not add due to rounding

	Three Months Ended June 30,
	2024	2023	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations	$30.8	$74.4	$(43.6)	(58.6)%
Adjusted EBITDA from continuing operations	70.6	76.3	(5.7)	(7.5)
Adjusted gross profit	136.0	133.2	2.8	2.1
Adjusted total operating expenses	99.8	89.2	10.6	11.9
Adjusted operating income	36.2	44.0	(7.8)	(17.7)
Adjusted total other expense	17.3	10.7	6.6	61.7
Adjusted income tax expense	3.9	9.0	(5.1)	(56.7)
Adjusted net income from continuing operations	15.0	24.3	(9.3)	(38.3)
Adjusted diluted earnings per share from continuing operations	$0.29	$0.43	$(0.14)	(32.6)%

(1) Other financial data includes Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net (loss) income from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating (loss) income to Adjusted operating income, Total other expense (income) to Adjusted total other expense, Income tax (benefit) expense to Adjusted income tax expense, Net (loss) income from continuing operations to Adjusted net income from continuing operations, and Diluted earnings (loss) per share from continuing operations to Adjusted diluted earnings per share from continuing operations.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Continuing Operations

Net Sales — Net sales for the second quarter of 2024 totaled $788.5 million compared to $803.5 million for the same period last year, a decrease of $15.0 million, or 1.9%. The change in net sales from 2023 to 2024 was due to the following:

	Dollars	Percent
	(In millions)
2023 Net sales	$803.5
Volume/mix related to business acquisition	25.5	3.2%
Pricing	(23.6)	(3.0)
Volume/mix excluding business acquisition	(8.9)	(1.1)
Volume/mix impact from broth facility restoration	(7.5)	(0.9)
Foreign currency	(0.5)	(0.1)
2024 Net sales	$788.5	(1.9)%

Volume/mix related to business acquisition		(3.2)
Foreign currency		0.1
Percent change in organic net sales (1)		(5.0)%

(1)Organic net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 1.9% was primarily due to targeted commodity-driven pricing adjustments. Additionally, the decrease was due to unfavorable volume/mix related to planned distribution exits primarily in our coffee and in-store bakery categories, as well as the restoration of one of our broth facilities. These items were partially offset by volume/mix from the acquisition of the Coffee Roasting Capability, as well as new business wins.

Gross Profit — Gross profit as a percentage of net sales was 16.3% in the second quarter of 2024, compared to 16.6% in the second quarter of 2023, a decrease of 0.3 percentage points. The decrease in Gross profit is primarily due to costs incurred from the restoration of one of our broth facilities. Adjusted gross profit as a percentage of net sales was 17.2% in the second quarter of 2024, compared to 16.6% in the second quarter of 2023, an increase of 0.6 percentage points. The increase in Adjusted gross profit was primarily due to execution of supply chain initiatives, particularly in procurement.

Total Operating Expenses — Total operating expenses were $132.3 million in the second quarter of 2024 compared to $102.9 million in the second quarter of 2023, an increase of $29.4 million. The increase in expense was primarily due to a non-cash impairment charge of $19.3 million recognized in the second quarter of 2024 due to forecasted cash flow losses in the Ready-to-drink beverages business resulting in a decision to exit this business. Additionally, increased personnel and capability investments and minimal TSA income in the current period were partially offset by lower freight costs and TSA-related expense reductions.

Total Other Expense (Income) — Total other expense was $16.9 million in the second quarter of 2024 compared to total other income of $1.1 million in the second quarter of 2023, an increase in expense of $18.0 million. This was primarily due to a decrease in interest income of $10.7 million from the Seller Promissory Note, which was repaid in the fourth quarter of 2023. Additionally, a $7.9 million unfavorable change in non-cash mark-to-market impact from hedging activities, largely driven by interest rate swaps, as well as unfavorable currency exchange rate impacts of $4.8 million between the U.S. and Canada, contributed to the increase in expense in the second quarter of 2024. This was partially offset by a decrease of $3.6 million in interest expense due to a decrease in borrowings on our Revolving Credit Facility and a decrease of $1.4 million in costs related to the Receivables Sales Program due to decreased usage.

Income Taxes — Income taxes were recognized at an effective rate of 20.1% in the second quarter of 2024 compared to 28.7% recognized in the second quarter of 2023. The change in the Company’s effective tax rate is primarily driven by changes in the amount of executive compensation that is not deductible for tax purposes.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net income from discontinued operations decreased by $0.9 million in the second quarter of 2024 compared to the second quarter of 2023. The decrease is primarily a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022 and a related favorable adjustment of $1.0 million to our loss on disposal during the second quarter of 2023. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2024		2023		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$1,609.2	100.0%	$1,657.5	100.0%	$(48.3)	(2.9)%
Cost of sales	1,368.9	85.1	1,370.7	82.7	(1.8)	(0.1)
Gross profit	240.3	14.9	286.8	17.3	(46.5)	(16.2)
Operating expenses:
Selling and distribution	78.4	4.9	84.4	5.1	(6.0)	(7.1)
General and administrative	110.0	6.8	107.3	6.5	2.7	2.5
Amortization expense	24.2	1.5	24.1	1.5	0.1	0.4
Asset impairment	19.3	1.2	—	—	19.3	100.0
Other operating expense (income), net	17.6	1.1	(0.2)	—	17.8	8,900.0
Total operating expenses	249.5	15.5	215.6	13.1	33.9	15.7
Operating (loss) income	(9.2)	(0.6)	71.2	4.2	(80.4)	(112.9)
Other expense:
Interest expense	31.2	1.9	37.0	2.2	(5.8)	(15.7)
Interest income	(4.1)	(0.3)	(25.4)	(1.5)	21.3	83.9
Loss (gain) on foreign currency exchange	4.9	0.3	(3.0)	(0.2)	7.9	263.3
Other (income) expense, net	(5.0)	(0.3)	3.5	0.2	(8.5)	(242.9)
Total other expense	27.0	1.6	12.1	0.7	14.9	123.1
(Loss) income before income taxes	(36.2)	(2.2)	59.1	3.5	(95.3)	(161.3)
Income tax (benefit) expense	(7.8)	(0.5)	16.3	1.0	(24.1)	(147.9)
Net (loss) income from continuing operations	(28.4)	(1.7)	42.8	2.5	(71.2)	(166.4)
Net loss from discontinued operations	—	—	(4.3)	(0.3)	4.3	100.0
Net (loss) income	$(28.4)	(1.7)%	$38.5	2.2%	$(66.9)	(173.8)%

Earnings (loss) per common share - diluted:
Continuing operations	$(0.54)		$0.75		$(1.29)	(172.0)%
Discontinued operations	—		(0.08)		0.08	100.0
Earnings (loss) per share diluted(1)	$(0.54)		$0.68		$(1.22)	(179.4)%

(1) The sum of the individual per share amounts may not add due to rounding

	Six Months Ended June 30,
	2024	2023	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations	$63.7	$140.4	$(76.7)	(54.6)%
Adjusted EBITDA from continuing operations	116.6	167.6	(51.0)	(30.4)
Adjusted gross profit	256.8	286.8	(30.0)	(10.5)
Adjusted total operating expenses	208.1	182.5	25.6	14.0
Adjusted operating income	48.7	104.3	(55.6)	(53.3)
Adjusted total other expense	32.0	18.0	14.0	77.8
Adjusted income tax expense	3.5	22.3	(18.8)	(84.3)
Adjusted net income from continuing operations	13.2	64.0	(50.8)	(79.4)
Adjusted diluted earnings per share from continuing operations	$0.25	$1.13	$(0.88)	(77.9)%

(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net (loss) income from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating (loss) income to Adjusted operating income, Total other expense (income) to Adjusted total other expense, Income tax (benefit) expense to Adjusted income tax expense, Net (loss) income from continuing operations to Adjusted net income from continuing operations, and Diluted earnings (loss) per share from continuing operations to Adjusted diluted earnings per share from continuing operations.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Continuing Operations

Net Sales — Net sales for the first six months of 2024 totaled $1,609.2 million compared to $1,657.5 million for the same period last year, a decrease of $48.3 million, or 2.9%. The change in net sales from 2023 to 2024 was due to the following:

	Dollars	Percent
	(In millions)
2023 Net sales	$1,657.5
Volume/mix related to business acquisitions	57.9	3.5%
Pricing	(45.7)	(2.7)
Volume/mix excluding business acquisitions	(32.5)	(2.0)
Volume/mix impact from broth facility restoration	(27.5)	(1.6)
Foreign currency	(0.5)	(0.1)
2024 Net sales	$1,609.2	(2.9)%

Volume/mix related to business acquisitions		(3.5)
Foreign currency		0.1
Percent change in organic net sales		(6.3)%

The net sales decrease of 2.9% was primarily due to targeted commodity-driven pricing adjustments. Additionally, the decrease was due to unfavorable volume/mix related to planned distribution exits primarily in our coffee and in-store bakery categories, as well as the restoration of one of our broth facilities. These items were partially offset by volume/mix from the acquisition of the Coffee Roasting Capability, as well as new business wins.

Gross Profit — Gross profit as a percentage of net sales was 14.9% in the first six months of 2024, compared to 17.3% in the first six months of 2023, a decrease of 2.4 percentage points. The decrease is primarily due to costs incurred from the restoration of one of our broth facilities, unfavorable fixed cost absorption due to lower volume, and increased costs for labor investment. This was partially offset by favorable commodity costs.

Total Operating Expenses — Total operating expenses were $249.5 million in the first six months of 2024 compared to $215.6 million in the first six months of 2023, an increase of $33.9 million. The increase in expense was primarily due to a non-cash impairment charge of $19.3 million related to the Ready-to-drink beverages asset group recorded in the second quarter of 2024 contributed to the increase in expense. Refer to Note 7 of our Condensed Consolidated Financial Statements for additional details. Additionally, increased personnel and capability investments and minimal TSA income in 2024 were partially offset by lower freight costs and TSA-related expense reductions.
Total Other Expense — Total other expense was $27.0 million in the first six months of 2024 compared to $12.1 million in the first six months of 2023, an increase of $14.9 million. The increase in expense was primarily due to a decrease in interest income of $21.4 million from the Seller Promissory Note, which was repaid in the fourth quarter of 2023. Additionally, unfavorable currency exchange rate impacts of $7.9 million between the U.S. and Canada contributed to the increase in expense. This was partially offset by a decrease of $5.8 million in interest expense, due to a decrease in borrowings on our Revolving Credit Facility, a favorable change of $5.0 million in non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps, and a decrease of $2.7 million in costs related to the Receivables Sales Program due to decreased usage.

Income Taxes — Income taxes were recognized at an effective rate of 21.5% in the first six months of 2024 compared to 27.6% recognized in the first six months of 2023. The change in the Company's effective tax rate is primarily driven by changes in the amount of executive compensation that is not deductible for tax purposes.

Our effective tax rate may change from period to period based on recurring and non-recurring factors including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations decreased by $4.3 million in the first six months of 2024 compared to the first six months of 2023. The decrease is primarily due to an expected loss on disposal adjustment of $3.5 million recognized in the first half of 2023 as a result of the divestiture of a significant portion of the Meal Preparation business on October 3, 2022. Refer to Note 6 of our Condensed Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis.

Receivables Sales Program

The Company has the ability to strategically manage customer payment terms and counterparty risk by selling receivables in a cost-effective manner through its Receivables Sales Program. Approximately $269.4 million was available under the Receivables Sales Program limit as of June 30, 2024. During the first half of 2024, usage of the Receivables Sales Program decreased due to the Company's strong cash balance position. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program. Our Receivables Sales Program provides us lower cost access to liquidity when compared to the Revolving Credit Facility.

Revolving Credit Facility

If additional borrowings are needed, approximately $471.0 million was available under the Revolving Credit Facility as of June 30, 2024. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Share Repurchases

During the three and six months ended June 30, 2024, the Company repurchased approximately 1.3 million and 2.5 million shares of common stock, respectively, at a weighted average share price of $35.81 and $36.20, respectively, for a total of $44.8 million and $88.7 million, respectively. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding our stock repurchase program.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2024	2023
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities of continuing operations	$(71.8)	$(46.6)
Investing activities of continuing operations	(49.7)	(156.5)
Financing activities of continuing operations	(92.9)	193.2
Cash flows from discontinued operations	—	(18.8)

Operating Activities From Continuing Operations

Net cash used in operating activities from continuing operations was $71.8 million in the first six months of 2024 compared to $46.6 million in the first six months of 2023, an increase in cash used of $25.2 million. The increase in net cash used in operating activities was primarily attributable to a decrease in cash flows from the Receivables Sales Program due to reduced factoring utilization. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program. Additionally, the increase in net cash used was driven by lower cash earnings. This was partially offset by an increase in cash flow from accounts payable due to improved working capital management.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $49.7 million in the first six months of 2024 compared to $156.5 million in the first six months of 2023, a decrease in cash used of $106.8 million. The decrease in cash used for investing activities in the first six months of 2024 was primarily driven by the non-recurring $102.2 million of cash used in the second quarter of 2023 for the acquisitions of the seasoned pretzel and coffee roasting capabilities and the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million during the first quarter of 2023. This activity was partially offset by an increase in remaining capital expenditures during the first half of 2024 related to growth initiatives and integration activities from recent acquisitions.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $92.9 million in the first six months of 2024 compared to $193.2 million net cash provided by financing activities from continuing operations in the first six months of 2023, an increase in cash used of $286.1 million. The increase in cash used is due to a non-recurring cash inflow from the Revolving Credit Facility of $199.5 million in the first half of 2023 and common stock repurchases of $88.7 million during the first half of 2024.

Cash Flows From Discontinued Operations

There was no cash provided by discontinued operations in the first six months of 2024 compared to $18.8 million in cash used in the first six months of 2023, a decrease in cash used of $18.8 million. The decrease in cash used by discontinued operations is due to the completion of the sale of a significant portion of the Meal Preparation business on October 3, 2022 and the finalization of the purchase price of the business, which resulted in a non-recurring cash payment of $15.2 million to the buyer during the second quarter of 2023. Additionally, the completion of the sale of the Snack Bars Business on September 29, 2023 contributed to the decrease in cash used. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

Debt Obligations

At June 30, 2024, we had $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $1.8 million of finance lease obligations.

As of June 30, 2024, the Company had remaining availability of $471.0 million under its $500.0 million Revolving Credit Facility, and there were $29.0 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of June 30, 2024, we have an outstanding variable-rate debt balance of $905.0 million, and our interest rate swap agreements have a notional value of $1,475.0 million. Under the terms of the agreements, $875.0 million of interest rate swaps mature on February 28, 2025, and the remaining $600.0 million of interest rate swaps, which are effective February 28, 2025, mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps.

In July 2024, the Company entered into additional interest rate swap agreements to lock into a fixed interest rate base. The agreements have a notional value of $275.0 million, effective February 28, 2025 through February 29, 2028. Under the terms of the agreements entered in July 2024, the weighted average fixed interest rate base for the $275.0 million of interest rate swaps is approximately 3.70%.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of June 30, 2024.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Six Months Ended June 30, 2024
(Unaudited, in millions)
Net sales	$1,556.4
Gross profit (1)	218.5
Net loss	(30.3)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2024	December 31, 2023
	(Unaudited, in millions)
Current assets	$823.7	$946.3
Noncurrent assets	2,777.9	2,829.5
Current liabilities	577.5	627.2
Noncurrent liabilities (2)	1,631.9	1,642.1

(1)For the six months ended June 30, 2024, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $27.2 million of net sales to the Non-Guarantor Subsidiaries and $154.8 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $31.9 million and $42.3 million as of June 30, 2024 and December 31, 2023, respectively.

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

EBITDA from Continuing Operations, EBITDA from Continuing Operations Margin, Adjusted EBITDA from Continuing Operations, and Adjusted EBITDA from Continuing Operations Margin, Adjusting for Certain Items Affecting Comparability

EBITDA from continuing operations margin and adjusted EBITDA from continuing operations margin are defined as EBITDA from continuing operations and adjusted EBITDA from continuing operations as a percentage of net sales. EBITDA from continuing operations represents net (loss) income from continuing operations before interest expense, interest income, income tax (benefit) expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as facility restoration and product recall costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating (Loss) Income, Adjusted Total Other Expense (Income), Adjusted Income Tax Expense (Benefit), Adjusted Net (Loss) Income from Continuing Operations, and Adjusted Diluted Earnings (Loss) Per Share from Continuing Operations, Adjusting for Certain Items Affecting Comparability

Adjusted gross profit, adjusted total operating expenses, adjusted operating (loss) income, adjusted total other expense (income), adjusted income tax expense (benefit), and adjusted net (loss) income from continuing operations represent their respective GAAP presentation line item adjusted for items such as facility restoration and product recall costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings (loss) per share from continuing operations ("Adjusted diluted EPS") is determined by dividing adjusted net (loss) income from continuing operations by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net (loss) income from continuing operations as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(unaudited, in millions)
Net (loss) income from continuing operations (GAAP)	$(16.7)	$22.4	$(28.4)	$42.8
Interest expense	15.6	19.2	31.2	37.0
Interest income	(0.1)	(10.8)	(4.1)	(25.4)
Income tax (benefit) expense	(4.2)	9.0	(7.8)	16.3
Depreciation and amortization	36.2	34.6	72.8	69.7
EBITDA from continuing operations (Non-GAAP)	30.8	74.4	63.7	140.4
Impairment(1)	19.3	—	19.3	—
Growth, reinvestment, restructuring programs & other(2)	11.5	8.9	18.2	24.2
Broth facility restoration and product recall costs(3)	7.5	—	14.4	—
Acquisition, integration, divestiture, and related costs(4)	1.9	4.8	6.0	8.6
Foreign currency loss (gain) on re-measurement of intercompany notes(5)	1.1	(2.5)	3.5	(2.7)
Mark-to-market adjustments(6)	(1.5)	(9.4)	(8.5)	(3.5)
Shareholder activism(7)	—	—	—	0.3
Tax indemnification(8)	—	0.1	—	0.3
Adjusted EBITDA from continuing operations (Non-GAAP)	$70.6	$76.3	$116.6	$167.6

% of net sales
Net (loss) income from continuing operations margin	(2.1)%	2.8%	(1.8)%	2.6%
EBITDA from continuing operations margin	3.9%	9.3%	4.0%	8.5%
Adjusted EBITDA from continuing operations margin	9.0%	9.5%	7.2%	10.1%

(1)
During the second quarter of 2024, the Company incurred $19.3 million of non-cash impairment charges related to property, plant, and equipment. The impairment is due to forecasted cash flow losses in the Ready-to-drink beverages business resulting in a decision to exit this business.

Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

(2)	The Company's growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(3)
On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. Since the voluntary recall, the Company is executing a turnaround plan to restore the facility operations. As a result of these restoration activities, during the three and six months ended June 30, 2024, the Company incurred incremental costs of $7.5 million and $14.4 million, respectively, which include non-cash plant shutdown charges of $4.5 million and $8.9 million, non-cash inventory write-offs of $0.3 million and $2.6 million, and other costs, including product returns and logistics, of $2.7 million and $2.9 million, respectively.

(4)
Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the three and six months ended June 30, 2024, $1.7 million and $3.7 million were classified in General and administrative, $0.2 million and $2.1 million were classified in Cost of sales, and none and $0.2 million were classified in Other operating expense (income), net, respectively. During the three and six months ended June 30, 2023, $4.6 million and $7.7 million were classified in General and administrative, and $0.2 million and $0.9 million were classified in Other operating expense (income), net, respectively.

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

Refer to Note 18 to our Condensed Consolidated Financial Statements for additional information.

(7)	The Company incurred fees related to shareholder activism which include directly applicable third-party advisory and professional service fees.

(8)
Tax indemnification represents the non-cash write off of indemnification assets that were recorded in connection with acquisitions from prior years. These write-offs arose as a result of the related uncertain tax position being released due to the statute of limitation lapse or settlement with taxing authorities.

The following tables provide a reconciliation of Adjusted gross profit, Adjusted total operating expenses, Adjusted operating (loss) income, Adjusted total other expense (income), Adjusted income tax expense (benefit), and Adjusted net (loss) income from continuing operations to their most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended June 30, 2024
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income from continuing operations
As reported (GAAP)	$128.3	$132.3	$(4.0)	$16.9	$(4.2)	$(16.7)
Adjustments:
Impairment(1)	—	(19.3)	19.3	—	—	19.3
Growth, reinvestment, restructuring programs & other(2)	—	(11.5)	11.5	—	—	11.5
Broth facility restoration and product recall costs(3)	7.5	—	7.5	—	—	7.5
Acquisition, integration, divestiture, and related costs(4)	0.2	(1.7)	1.9	—	—	1.9
Foreign currency loss on re-measurement of intercompany notes(5)	—	—	—	(1.1)	—	1.1
Mark-to-market adjustments(6)	—	—	—	1.5	—	(1.5)
Taxes on adjusting items	—	—	—	—	8.1	(8.1)
As adjusted (Non-GAAP)	$136.0	$99.8	$36.2	$17.3	$3.9	$15.0

As reported (% of net sales)	16.3%	16.8%	(0.5)%	2.1%	(0.5)%	(2.1)%
As adjusted (% of net sales)	17.2%	12.7%	4.6%	2.2%	0.5%	1.9%

Earnings (loss) per share from continuing operations:
Diluted						$(0.32)
Adjusted diluted						$0.29

Weighted average common shares:
Diluted for net loss from continuing operations						52.3
Diluted for adjusted net income from continuing operations						52.5

	Three Months Ended June 30, 2023
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating income	Total other (income) expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$133.2	$102.9	$30.3	$(1.1)	$9.0	$22.4
Adjustments:
Growth, reinvestment, restructuring programs & other(2)	—	(8.9)	8.9	—	—	8.9
Acquisition, integration, divestiture, and related costs(4)	—	(4.8)	4.8	—	—	4.8
Foreign currency gain on re-measurement of intercompany notes(5)	—	—	—	2.5	—	(2.5)
Mark-to-market adjustments(6)	—	—	—	9.4	—	(9.4)
Tax indemnification(8)	—	—	—	(0.1)	—	0.1
As adjusted (Non-GAAP)	$133.2	$89.2	$44.0	$10.7	$9.0	$24.3

As reported (% of net sales)	16.6%	12.8%	3.8%	(0.1)%	1.1%	2.8%
As adjusted (% of net sales)	16.6%	11.1%	5.5%	1.3%	1.1%	3.0%

Earnings per share from continuing operations:
Diluted						$0.39
Adjusted diluted						$0.43

Weighted average common shares:
Diluted for net income from continuing operations						56.8
Diluted for adjusted net income from continuing operations						56.8

	Six Months Ended June 30, 2024
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income from continuing operations
As reported (GAAP)	$240.3	$249.5	$(9.2)	$27.0	$(7.8)	$(28.4)
Adjustments:
Impairment(1)	—	(19.3)	19.3	—	—	19.3
Growth, reinvestment, restructuring programs & other(2)	—	(18.2)	18.2	—	—	18.2
Broth facility restoration and product recall costs(3)	14.4	—	14.4	—	—	14.4
Acquisition, integration, divestiture, and related costs(4)	2.1	(3.9)	6.0	—	—	6.0
Foreign currency loss on re-measurement of intercompany notes(5)	—	—	—	(3.5)	—	3.5
Mark-to-market adjustments(6)	—	—	—	8.5	—	(8.5)
Taxes on adjusting items	—	—	—	—	11.3	(11.3)
As adjusted (Non-GAAP)	$256.8	$208.1	$48.7	$32.0	$3.5	$13.2

As reported (% of net sales)	14.9%	15.5%	(0.6)%	1.7%	(0.5)%	(1.8)%
As adjusted (% of net sales)	16.0%	12.9%	3.0%	2.0%	0.2%	0.8%

Earnings (loss) per share from continuing operations:
Diluted						$(0.54)
Adjusted diluted						$0.25

Weighted average common shares:
Diluted for net loss from continuing operations						53.0
Diluted for adjusted net income from continuing operations						53.4

	Six Months Ended June 30, 2023
(Unaudited, in millions, except per share amounts)	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$286.8	$215.6	$71.2	$12.1	$16.3	$42.8
Adjustments:
Growth, reinvestment, restructuring programs & other(2)	—	(24.2)	24.2	—	—	24.2
Acquisition, integration, divestiture, and related costs(4)	—	(8.6)	8.6	—	—	8.6
Foreign currency gain on re-measurement of intercompany notes(5)	—	—	—	2.7	—	(2.7)
Mark-to-market adjustments(6)	—	—	—	3.5	—	(3.5)
Shareholder activism(7)	—	(0.3)	0.3	—	—	0.3
Tax indemnification(8)	—	—	—	(0.3)	—	0.3
Taxes on adjusting items	—	—	—	—	6.0	(6.0)
As adjusted (Non-GAAP)	$286.8	$182.5	$104.3	$18.0	$22.3	$64.0

As reported (% of net sales)	17.3%	13.0%	4.3%	0.7%	1.0%	2.6%
As adjusted (% of net sales)	17.3%	11.0%	6.3%	1.1%	1.3%	3.9%

Earnings per share from continuing operations:
Diluted						$0.75
Adjusted diluted						$1.13

Weighted average common shares:
Diluted for net income from continuing operations						56.8
Diluted for adjusted net income from continuing operations						56.8

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

	Six Months Ended June 30,
	2024	2023
	(In millions)
Cash flow used in operating activities from continuing operations	$(71.8)	$(46.6)
Less: Capital expenditures	(51.1)	(54.3)
Free cash flow from continuing operations	$(122.9)	$(100.9)

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

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2023. There were no material changes to the Company's critical accounting estimates in the three and six months ended June 30, 2024.

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

As of June 30, 2024, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2024 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

The following table presents the total number of shares of common stock purchased during the second quarter of 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may yet be Purchased under the Program
	(In millions)
April 1 through April 30, 2024	$36.95	0.6	0.6	$102.1
May 1 through May 31, 2024	34.88	0.7	0.7	78.4
June 1 through June 30, 2024	34.97	—	—	78.0
For the Quarter Ended June 30, 2024	$35.81	1.3	1.3	$78.0

For the quarter ended June 30, 2024, the Company repurchased approximately 1.3 million shares of common stock for a total of $44.8 million, excluding excise tax. Weighted average price per share excludes any excise tax imposed on stock repurchases.

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended May 26, 2023, is incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated May 30, 2023.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K dated May 30, 2023.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: August 5, 2024	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer