Form 10-K
period 2024-12-31
TreeHouse Foods, Inc.
filed 2025-02-14
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new of revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officer during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes ☐    No ☒
The aggregate market value of the registrant’s common stock held by non-affiliates as of June 28, 2024, based on the $36.64 per share closing price on the New York Stock Exchange on such date, was approximately $1,884.6 million. Shares of common stock held by executive officers and directors of the registrant have been excluded from this calculation because such persons may be deemed to be affiliates.
The number of shares of the registrant’s common stock outstanding as of January 31, 2025 was 50.2 million.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K. The registrant’s definitive Proxy Statement will be filed with the Securities and Exchange Commission ("SEC") within 120 days after the end of the fiscal year to which this report relates pursuant to Regulation 14A.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION
Certain statements and information in this Form 10-K may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," or other similar expressions are intended to identify forward-looking statements, which are generally not historical in nature. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effect on us. These forward-looking statements and other information are based on our beliefs as well as assumptions made by us using information currently available. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated. Such factors include, but are not limited to: risks related to quality issues, disruptions, or inefficiencies in our supply chain and/or operations; product recalls; loss or consolidation of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our growth, reinvestment, and restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences and the prevalence of weight loss drugs; the outcome of litigation and regulatory proceedings to which we and/or our customers may be a party; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; geopolitical events; changes in weather conditions, climate changes, and natural disasters; and other risks that are described in Part I, Item 1A – Risk Factors and our other reports filed from time to time with the Securities and Exchange Commission (the "SEC").
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
TreeHouse was incorporated on January 25, 2005 by Dean Foods Company to accomplish a spin-off of certain specialty businesses to its shareholders. The spin-off was completed on June 27, 2005, after which TreeHouse operated largely as a private brands aggregator, acquiring new businesses and categories in order to expand its product offerings. In 2016, TreeHouse purchased the Private Brands business from ConAgra Foods (currently known as Conagra Brands), representing the largest acquisition in its history and nearly doubling the size of the Company. The acquisition required that TreeHouse focus on becoming an integrated, more efficient and effective operating company. Following the acquisition, the Company consolidated its manufacturing, distribution and IT systems, built and launched a new commercial organization, centralized its operations, and better optimized the portfolio through a number of divestitures. More recently, the Company has refined its strategic priorities to become a more focused category leader. In 2022, TreeHouse completed the divestiture of a significant portion of its Meal Preparation business to better focus the portfolio on higher-growth, higher-margin snacking and beverage categories. Going forward, the Company will continuously review its portfolio and filter strategic growth investment opportunities based on evaluating risk adjusted returns.

TreeHouse believes it is well positioned across attractive snacking and beverage growth categories fueled by historically positive underlying consumer demand trends. Our portfolio includes snacking offerings (crackers, pretzels, in-store bakery items, frozen griddle items, cookies, and unique candy offerings), beverages & drink mix offerings (non-dairy creamer, coffee, broths/stocks, powdered beverages and other blends, and tea), as well as other grocery offerings (pickles, refrigerated dough, hot cereal, and cheese & pudding). The Company sells its products across various channels including retail grocery, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. TreeHouse also offers its customer partners a range of value and nutritional solutions, including natural, organic and gluten free offerings, providing each the capability to meet the unique needs of their consumers.
Recent Acquisitions, Divestitures, and Business Exits
On January 2, 2025, the Company completed the acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea"), a leading private brand tea manufacturer in the United States. The acquisition aligns with our long-term strategy to build capabilities in our higher-growth, higher-margin categories.
During the second quarter of 2024, the Company made the decision to exit the Ready-to-drink ("RTD") business as part of the Company's portfolio optimization strategy to focus on higher-growth, higher margin categories. Production for the RTD business ceased during the first quarter of 2025. Net sales for the RTD business for the years ended December 31, 2024, 2023, and 2022 were $32.6 million, $34.3 million, and $42.0 million, respectively.
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
On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Transaction" or the "Snack Bars Business"). The Snack Bars Business consists of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. The Snack Bars Transaction represents a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Business has been classified as a discontinued operation.
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

On October 3, 2022, the Company completed the sale of a significant portion of the Company’s Meal Preparation business (the "Meal Preparation Business"), including pasta, pourable and spoonable dressing, preserves, red sauces, syrup, dry blends and baking, dry dinners, pie filling, pita chips and other sauces. The Meal Preparation Business consisted of consumer packaged food manufacturers operating 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Meal Preparation Business has been classified as a discontinued operation.
Refer to Note 3 and Note 7 to our Consolidated Financial Statements for additional information.

Our Strategy
Our strategic ambition is platform leadership in consumer trending categories, which is anchored on four strategic growth pillars:
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

We continue to focus on advancing our sustainability initiatives and have integrated those efforts across our strategic growth pillars. We recognize the importance of measurement and accountability, and we will continue to provide transparent disclosure of our progress along our sustainability journey.

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

A relatively limited number of customers account for a large percentage of our consolidated net sales from continuing operations. For the year ended December 31, 2024, our ten largest customers accounted for approximately 57.1% of our consolidated net sales from continuing operations. For the years ended December 31, 2024, 2023 and 2022, our largest customer, Walmart Inc. and its affiliates, accounted for approximately 23.9%, 22.4%, and 21.1%, respectively, of our consolidated net sales from continuing operations. No other customer accounted for 10% or more of the Company’s consolidated net sales from continuing operations.

Markets and Competition

The private brands food and beverage market has maintained its longer-term growth trajectory. Over the last several decades, private brands have shown a history of consistently gaining market share, with share gains more prominent during recessionary periods when consumers seek value. Key factors driving longer-term private brands growth include growing consumer adoption, improved quality, broadening of product offerings, and greater retailer emphasis and strategic focus on building shopper loyalty and experiences through private brands.

Over the last several years, consumers have faced significant inflationary pressure, which has strengthened the private brands value proposition and supported private brands unit share gains in our categories across the retail channel. However, recent macroeconomic challenges have softened the overall market and private brands consumption within the food and beverage category. We will continue to emphasize collaboration with our customers to drive the private brand value proposition for consumers and enhance end-to-end supply chain efficiency to maximize profitable growth.

We have several competitors in each of our channels. As it relates to the sales of private brands products to our customers, the principal competitive factors are product quality, reliability of service, and price. In addition, while we primarily manufacture private brands products, we do manufacture some branded products. The principal competitive factors for sales of our branded products to consumers are brand recognition and loyalty, product quality, promotion, and price. Some of our branded competitors have significantly greater resources and brand recognition than we do.

We believe our strategies for competing in private brands, which include providing superior product quality, effective cost control, an efficient supply chain, successful innovation programs, and strategic customer partnerships, allow us to compete effectively.

Resources

Raw Materials and Supplies: Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers. However, global supply chain disruptions could put sourcing availability at risk, and in the past have challenged and delayed timing of availability from our suppliers. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.

For additional discussion of the risks associated with the raw materials used in our operations, see Part I, Item 1A – Risk Factors and Part II, Item 7 - Macroeconomic Trends and Conditions.

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
Our short-term financing needs are primarily for financing working capital and are generally highest in the first half of the year as inventory levels increase relative to the second half of the year, due to the cyclical nature of our business. As a result of our product portfolio and the related seasonality, our financing needs are generally highest in the first half of the year, while cash flow is highest in the second half of the year.
In recent years, the impact on profitability from our seasonality was disrupted by commodity inflation, supply chain disruption, and labor shortages. For additional discussion on product consumption patterns due to commodity inflation and supply chain disruption, see Part II, Item 7 - Macroeconomic Trends and Conditions.
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

As of December 31, 2024, our work force consisted of approximately 7,400 full-time employees, with 6,000 in the United States and 1,400 in Canada. Approximately 1,800 were salaried, and 5,600 were hourly employees. Approximately 2,100 were unionized, and 5,300 were non-union employees. We have not experienced any material interruptions of operations due to disputes with our employees and consider our relations with our employees to be satisfactory.

Key areas of focus for the Company include:

Health and Safety: The safety of our employees is a top priority. Our business could not operate without our team members, and our plant employees are essential to the success of our company. TreeHouse is committed to creating a culture of Environmental, Health, Safety ("EHS") excellence through personal responsibility and risk prevention. Safety is incorporated into our TreeHouse Management Operating System ("TMOS") and under TMOS, our plants are accountable to EHS Improvement Plans, Environmental Compliance Plans and standardized Incident Investigation and Communication processes. We have established a common plant structure for our EHS organization at our facilities, which allows us to proactively identify improvement opportunities by leveraging best practices and better focus our resources on safety risk identification and mitigation. We continue to focus on empowerment by proactively identifying improvement opportunities through external benchmarking. Additionally, our focus on engagement and internal successes creates an environment where everyone can thrive.

Culture: We are committed to promoting equal opportunity across our organization. We believe building a team diverse in ideas, experiences, and backgrounds enables us to be more successful in our jobs and better address the needs of customers and consumers. Our Board oversees our ESG strategy, including through its Nominating and Corporate Governance Committee, which regularly reviews the Company’s ESG activities, developments, goals and objectives, including the Company’s ESG programs and disclosures. The Compensation Committee of our Board meets with the Company’s ESG Steering Committee to review human capital activities, developments, goals and objectives incorporated into the Company’s ESG initiatives. Our ESG Steering Committee drives our activities in this space, and is composed of our Executive Leadership Team, including our Chairman, CEO, and President. This committee is supported by four subcommittees and our ESG team, which is led by our EVP, Chief Human Resources Officer & General Counsel.

Learning and Development: We place a strong emphasis on Learning and Development, particularly on leadership development. Each year, we conduct an Employee Engagement Survey and use the insights gained to enhance the employee experience and value proposition. One of our most significant initiatives, informed by feedback from the survey and other channels, is the creation of an educational platform known internally as DevelopU. Recognizing the critical role development plays in building skills, knowledge and capabilities that drive performance, engagement and success, DevelopU is designed with advanced learning automation, a robust library of over 10,000 courses, and flexible learning solutions. Additionally, DevelopU enables us to structure production line training in a more contemporary and consistent manner, ensuring alignment and efficiency across operations. Beyond DevelopU, we take a comprehensive approach to career development and continuous learning, offering a well-structured onboarding program, formal training, career development tools, and targeted leadership development, with a strong focus on enhancing leadership capabilities.

Compensation and Benefits: TreeHouse offers competitive pay and benefit packages, designed to drive our performance-based culture and celebrate our collective organizational success. We are committed to and invest heavily in providing employees with comprehensive, market-competitive benefits that support our employees’ health, wealth, and balance. For US employees, we offer a variety of medical plans (including prescription drug coverage) with a range of coverage levels and costs that allows our employees to select the plan that best meets their individual needs. In addition, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, leave, care benefits, a tuition reimbursement program, a 401(k) retirement plan with matching company contributions, life insurance, and voluntary short-term and long-term disability insurance. For Canadian employees, we provide group benefits including health and dental, life, family life, accidental death and dismemberment insurance and disability coverage, and group retirement savings plans with matching company contributions. Canadian employees are also eligible for paid time off, employee assistance, virtual healthcare, and a tuition reimbursement program.

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

Our ability to manufacture, move, and sell products is critical to our success. We are subject to damage or disruption to raw material supplies or our manufacturing or distribution capabilities (in particular, to the extent that our raw materials are sourced globally) due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, war, adverse geopolitical events and regional conflicts such as the Russia-Ukraine war and conflicts in the Middle East, pandemics and public health crises, strikes, labor shortages, freight transportation availability and transport capacity constraints, disruption in logistics, import restrictions, or other factors that impair our ability to manufacture, move, or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition, and results of operations, as well as require additional resources to restore our supply chain.

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

We sell food products for human consumption, which involves risks such as product contamination or spoilage, misbranding, product tampering, and other adulteration of food products. Consumption of a misbranded, adulterated, contaminated, or spoiled product may result in personal illness or injury. We could be subject to claims or lawsuits relating to an actual or alleged contamination, illness, or injury, and we could incur liabilities that are not insured or that exceed our insurance coverage. Even if product liability claims against us are not successful or fully pursued, these claims could be costly and time consuming, and may require management to divert time and resources from business operations to defending such claims. A product that has been actually or allegedly misbranded or becomes adulterated could result in product withdrawals, product recalls, product rework, destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us, could result in a loss of confidence in our food products, which could have an adverse effect on our financial condition, results of operations, or cash flows.

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

Inflationary pressures, shortages in the labor market, and increased competition within and outside our industry for talented employees have increased our labor costs, which have negatively impacted our profitability. Labor shortages or lack of skilled labor have led to increases in costs to meet demand as we pay overtime and roll out incremental programs to attract and retain talent. Labor shortages may also negatively impact us from servicing all demand or operating our manufacturing and distribution facilities efficiently. Pandemics or public health crises may cause illness as well as travel and government restrictions that can negatively impact our operations by causing labor shortages and shutdowns of manufacturing facilities. Further, we distribute our products and receive materials through the freight transportation market, and reduced trucking capacity due to shortages of drivers can increase costs and reduce service levels due to lack of freight transportation availability. Additionally, an inability to enhance robotic technology to automate processes in our manufacturing and distribution facilities could make us dependent on a labor force in tighter markets. Any substantial increase in these costs negatively impact our profitability.

As we are dependent upon a limited number of customers, the loss of a significant customer or consolidation of our customer base could adversely affect our operating results.

A limited number of customers represent a large percentage of our consolidated net sales. Our operating results are contingent on our ability to maintain our sales to these customers. The competition to supply products to these high-volume customers is very strong. We expect that a significant portion of our net sales will continue to arise from a small number of customers, consisting primarily of traditional grocery retailers, mass merchandisers, and foodservice operators. For the year ended December 31, 2024, our ten largest customers accounted for approximately 57.1% of our consolidated net sales from continuing operations, and our largest customer, Walmart Inc. and its affiliates, accounted for approximately 23.9% of our consolidated net sales from continuing operations. No other customer accounted for 10% or more of the Company’s consolidated net sales. These customers typically do not enter into written contracts with fixed purchase commitments, and the contracts that they do enter into generally are terminable at will. Our customers make purchase decisions based on a combination of price, product quality, and customer service performance. Our customers may also consider opportunities for dual sourcing, resulting in additional competition and a potential decline in sales. If our product sales to one or more of these customers decline, this reduction may have a material adverse effect on our business, results of operations, and financial condition.

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

The recognition of impairment charges on goodwill or long-lived assets could adversely impact our financial reporting and results of operations.

As of December 31, 2024, we have $1,819.3 million of goodwill and $212.9 million of other intangible assets. Additionally, we have $748.6 million of property, plant, and equipment and $154.4 million of operating lease right-of-use assets as of December 31, 2024.

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

For the year ended December 31, 2024, we recognized impairments of $19.3 million of property, plant, and equipment in our Ready-to-drink beverages asset group and $0.9 million of Operating lease right-of-use assets in our Grand Prairie asset group. For the year ended December 31, 2023, we recognized an impairment of $4.7 million of property, plant, and equipment in our Dallas facility asset group.

This impairment and future impairments on goodwill or long-lived assets could impact our future financial position and results of operations.

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

The food industry is highly competitive, and faces increased competition as a result of consolidation, channel proliferation, the growth of online food retailers and new market participants, and technological advancements (including advancements in artificial intelligence technologies). We face competition across our product lines from other companies that have varying abilities to withstand changes in market conditions. Some of our competitors have substantial financial, marketing, technological, and other resources, and competition with them in our various categories and product lines could cause us to reduce prices, increase capital, marketing or other expenditures, or lose sales, which could have a material adverse effect on our business and financial results. Category sales and growth could also be adversely impacted if we are not successful in monitoring trends and introducing new products.

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

In recent years, the overall global economy has experienced significant inflation in packaging materials, fuel, energy, and across several agricultural commodities, and future changes in such costs may meaningfully impact our results of operations and cause our operating margins to fluctuate significantly.

While we have seen some commodities move lower relative to recent all-time highs, many of our ingredients and packaging inputs still remain elevated compared to historical levels. We manage the impact of increases in the costs of raw materials, wherever possible, by locking in prices on quantities required to meet our production requirements. However, there can be no assurance that our hedging activities will result in the optimal price. When feasible, we attempt to offset the effect of such increases by raising prices to our customers. However, competitive pressures may limit our ability to quickly raise prices in response to increased raw materials, packaging, and fuel costs. In addition, in instances of declining input costs, customers may look for price reductions in situations where we have locked into purchases at higher costs, as changes in the prices of our products may lag behind changes in the costs of our materials. Accordingly, if we are unable to increase our prices to offset increasing raw material, packaging, and fuel costs, our operating profits and margins could be materially affected. Additionally, in conditions of increasing input cost inflation, the ability to produce realistic, relevant and reliable forecast information could be materially affected, which may result in misleading guidance leading to reputational damage.

We are also subject to delays caused by interruptions in production of raw materials based on conditions not within our control. Such conditions include job actions, labor shortages or strikes by employees of suppliers, weather, crop conditions, transportation shortages and interruptions, natural disasters, sustainability issues, pandemics and public health crises, geopolitical events, or other catastrophic events. As a result, input costs could continue to be volatile due to external events such as the Russia-Ukraine war, conflicts in the Middle East, or any other geopolitical conflicts. Although we have no direct exposure to Russia, Ukraine, or the Middle East, our supply chain may be adversely impacted by the Russia-Ukraine war and conflicts in the Middle East. We continue to face other challenges and risks arising from the war including added costs to existing inflationary pressures through increased fuel and raw material prices and labor costs.

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

The food industry is subject to a variety of federal, state, local, and foreign laws and regulations, including, but not limited to, those related to food safety, food labeling, food ingredients, and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration, and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations, or the introduction of new laws or regulations, could increase the costs of doing business for the Company, our customers, or suppliers, or restrict our actions, causing our results of operations to be adversely affected. Additionally, the change in administration following the 2024 United States presidential election could further impact trade and tariff policies, and could also result in substantial changes to fiscal, tax, or regulatory policies that may impact our business.

Our indebtedness and our ability to service our debt adversely affect our business and financial condition.

As of December 31, 2024, we had $1,409.1 million of outstanding indebtedness, including a $588.6 million term loan ("Term Loan A-1") maturing on March 26, 2026, a $316.4 million term loan ("Term Loan A" and, together with Term Loan A-1, the "Term Loans") maturing on March 26, 2028, $500.0 million of 4.0% notes due September 1, 2028 (the "2028 Notes"), and $4.1 million of finance lease obligations. The Revolving Credit Facility (as defined in Note 12) and the Term Loans are known collectively as the "Credit Agreement." The degree to which we are leveraged could have adverse consequences to us, limiting management's choices in responding to business, economic, regulatory, and other competitive conditions. In addition, our ability to make scheduled payments on or refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness. If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures, dispose of material assets or operations, seek additional debt or equity capital, or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. In addition, we and our subsidiaries may incur significant additional indebtedness in the future. Although the agreements governing our indebtedness contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. If new debt is added to our current debt levels, the risks described herein would increase.

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

As of December 31, 2024, the aggregate principal amount of our debt instruments with exposure to interest rate risk was approximately $905.0 million, based on the outstanding debt balance of our Credit Agreement. As a result, higher interest rates will increase the cost of servicing our financial instruments with exposure to interest rate risk, and could reduce our profitability and cash flows. As of December 31, 2024, the Company had entered into long-term interest rate swap agreements to mitigate its variable debt exposures. The notional amount of these agreements is $1,750.0 million as of December 31, 2024. Under the terms of the agreements, $875.0 million of interest rate swaps mature on February 28, 2025, and the remaining $875.0 million of interest rate swaps, which are effective February 28, 2025, mature on February 29, 2028. Our variable-rate debt is nearly fully hedged through 2028 with our fixed rate interest rate swaps, but rising interest rates can impact other areas of the business, including, but not limited to, our pension plans or our suppliers. Each one percentage point change in SOFR rates would result in an approximate $0.3 million change in the annual cash interest expense, before any principal payment, on our financial instruments with exposure to interest rate risk, including the impact of the interest rate swap agreements that were effective in 2024.

Fluctuations in foreign currencies may adversely affect earnings.

The Company is exposed to fluctuations in foreign currency exchange rates. The Company’s Canadian subsidiaries purchase and sell various inputs that are based in U.S. dollars; accordingly, the profitability of the Canadian subsidiaries is subject to foreign currency transaction gains and losses that affect earnings. We may manage the impact of foreign currency fluctuations, including the Canadian dollar and other foreign currencies, related to raw material purchases and sales of finished goods using foreign currency contracts. We are also exposed to fluctuations in the value of our foreign currency investment in our Canadian subsidiaries, which includes Canadian dollar denominated intercompany notes. We translate the Canadian assets, liabilities, revenues, and expenses into U.S. dollars at applicable exchange rates. Accordingly, we are exposed to volatility in the translation of foreign currency denominated earnings due to fluctuations in the values of the Canadian dollar, which may negatively impact the Company’s results of operations and financial position.

Changes in weather conditions, natural disasters, geopolitical events, and other catastrophic events beyond our control could adversely affect our results of operations.

Changes in weather conditions or climate changes, natural disasters such as floods, droughts, frosts, earthquakes, hurricanes, tornados, fires, or pestilence, geopolitical events such as the Russia-Ukraine war and conflicts in the Middle East, and other catastrophic events may affect the cost and supply of commodities and raw materials. Additionally, these events could result in reduced supplies of raw materials or availability of critical utilities, such as power. Our competitors may be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Further, changes in weather could impact consumer demand and our earnings may be affected by seasonal factors including the seasonality of our supplies and such changes in consumer demand. Damage or disruption to our production or distribution capabilities due to weather, natural disaster, fire, terrorism, war, pandemics, strikes, or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

Climate change presents challenges to our business and could materially adversely affect our businesses, reputation, operations and supply chain.

The effects of climate change expose us to both physical and transition risk and create financial and operational risks to our business, both directly and indirectly. In addition, increased public awareness and concern regarding global climate change may result in more regulations designed to reduce greenhouse gas ("GHG") emissions. Similarly, we may incur substantial costs if such regulations are subsequently reversed or modified.

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

Also, the impacts of these climate events may cause unpredictable water availability or exacerbate water scarcity. Water is critical to our businesses, including the businesses of the suppliers on whom we depend upon, and the lack of available water of acceptable quality may lead to, among other things, adverse effects on our operations. The increasing concern over climate change and related environmental sustainability matters also has and may continue to result in more federal, state, local and foreign legal requirements, including requirements to reduce or mitigate the effects of greenhouse gases or conserve and replenish water. Depending on the nature of such laws, we may experience significant increases in our compliance costs, capital expenditures, and other financial obligations to adapt our business and operations to meet new regulations and standards, and we may incur substantial costs if such regulations and standards are subsequently reversed or modified. We depend upon natural gas, diesel fuel, and electricity in the manufacturing and distribution of our products. Legislation or regulation affecting these inputs could materially affect our profitability.

Further, our businesses could be adversely affected if we are unable to effectively address increased concerns from the media, shareholders and other stakeholders on climate change and related environmental sustainability and governance matters. At the same time, stakeholders and regulators have increasingly expressed or pursued opposing views, legislation, and investment expectations with respect to sustainability initiatives, including the enactment or proposal of "anti-ESG" legislation or policies.

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

We structured our operating model to deliver our growth objectives. We expect that the execution of our strategy, which includes disciplined capital allocation strategy in deploying proceeds to enhance depth and capabilities in growing categories, as well as supply chain initiatives and margin management opportunities, will require change management activities to align our operating model with our portfolio. Our strategic ambition to be a leader in consumer trending food and beverage categories may divert the organization’s attention from other business issues. Our success is partly dependent upon properly executing, and realizing cost savings or other benefits from, these often-complex initiatives. Any failure to implement our initiatives could adversely affect our ability to grow margins. If we are unsuccessful in implementing or executing one or more of our business strategies, our business could be adversely affected.

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

We depend on our ability to evolve and grow, and as changes in our business environments occur, we may adjust our business plans by introducing new growth, reinvestment, and restructuring programs, from time to time, to meet these changes. During 2024, the Company incurred approximately $28.6 million in growth, reinvestment, and restructuring program costs from continuing operations. See Note 3 of the Consolidated Financial Statements for additional information. Growth, reinvestment, and restructuring programs often require a substantial amount of management and operational resources, which may divert the Company’s attention from existing core businesses, potentially disrupting our operations and adversely affecting our relationships with suppliers and customers. In addition, events and circumstances, such as financial or strategic difficulties, delays and unexpected costs may occur that could result in our not realizing all or any of the anticipated benefits on our expected timetable or at all, and there can be no assurance that any benefits we realize from these efforts will be sufficient to offset the expenses and costs that we expect to incur from these programs.

Item 1B.    Unresolved Staff Comments
None.

Item 1C.    Cybersecurity
Risk Management and Strategy

Our cybersecurity program and controls are designed to assess, identify, and manage material risks from cybersecurity threats, and protect and preserve the confidentiality, integrity, and continued availability of all information owned by, or in the care of, the Company. Cybersecurity risk is incorporated into the Company’s broader Enterprise Risk Management program, and is managed in alignment with our business objectives and operational needs.

Our information systems are continuously monitored for security threats and anomalies, and our incident response plan and processes are built to enable us to identify, contain, eradicate, and recover from security incidents in a coordinated fashion, helping maintain the function and security of our IT assets, information resources, and business operations. We have formed relationships with various third-party experts and advisors to provide support in the event of a cybersecurity incident. Additionally, we have established various elements of risk management to mitigate costs associated with cybersecurity incidents.

We strive to maintain a strong culture of cybersecurity awareness across the organization by conducting regular information security awareness training, and simulation exercises, for employees, and providing access to related educational materials.

We oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers, perform third party security assessments of select third party service providers, and employ techniques to protect our organization in the event our third parties experience a cybersecurity incident.

We employ controls to continuously monitor and assess the information gathered by our security tools, services to identify gaps, exposures, or weaknesses in our overall security posture, and engage reputable external specialists to provide independent assessments of our cybersecurity program, and response preparedness. Further, the Company’s enterprise level IT general controls are audited annually.

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

Additional information on cybersecurity risks we face is discussed in Part I, Item 1A – Risk Factors, which should be read in conjunction with the foregoing information.

Governance

Board of Directors
Our Board of Directors oversees our Enterprise Risk Management program, and cybersecurity risks are monitored as a part of the broader program. Our Board has delegated the primary responsibility to oversee risks from cybersecurity threats to the Audit Committee.

Our Audit Committee receives quarterly updates from the Chief Information Officer ("CIO") on significant risks, cyber incidents, key performance indicators measuring the effectiveness of our cybersecurity risk program, and other relevant matters, and regularly reviews the measures implemented by the Company to identify, treat, mitigate, and transfer cybersecurity risk. The Audit Committee regularly briefs the Board on these updates, and the Board also receives periodic briefings on cybersecurity risk through our broader Enterprise Risk Management program. These risks, including current and emerging risks, are regularly evaluated by the Audit Committee and the Board. In addition to the regular updates to the Audit Committee, we have protocols by which certain cybersecurity incidents and threats are escalated within the Company and, where appropriate, reported in a timely manner to the Board and Audit Committee.

Management
Our CIO is responsible for our information security program and controls, which includes cybersecurity risk management. Our Head of Cybersecurity reports to our CIO, and leads our cybersecurity program and team that assesses, manages and monitors cybersecurity risks, associated risks of emerging technologies, and the corresponding controls. The CIO and Head of Cybersecurity have extensive cybersecurity knowledge and expertise, skills gained from each having over 20 years of relevant industry experience.

Item 2.    Properties
We operate the following production facilities, the majority of which we own, as shown below. We lease our principal executive offices in Oak Brook, Illinois and other office space in Green Bay, Wisconsin. We also maintain a network of leased distribution facilities. We believe our owned and leased facilities are suitable for our operations and provide sufficient capacity to meet our requirements for the foreseeable future. The following chart lists the locations of our production facilities as of December 31, 2024:

United States:
Forest Park, Georgia	Chicago, Illinois	Dixon, Illinois	Pecatonica, Illinois
South Beloit, Illinois	Cedar Rapids, Iowa	New Hampton, Iowa	Princeton, Kentucky
Cambridge, Maryland	Wayland, Michigan	Tonawanda, New York	Faison, North Carolina
Hanover, Pennsylvania	Lancaster, Pennsylvania	Womelsdorf, Pennsylvania	Carrollton, Texas
Northlake, Texas	Ogden, Utah*	Green Bay, Wisconsin	Manawa, Wisconsin

Canada:
Delta, British Columbia*	Brantford, Ontario	Georgetown, Ontario	Kitchener, Ontario
Richmond Hill, Ontario*

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
On January 31, 2025, there were 1,530 shareholders of record of our common stock.
We have not paid any cash dividends on the common stock and currently anticipate that, for the foreseeable future, we will retain any earnings for the development of our business. Accordingly, no dividends are expected to be declared or paid on the common stock. The declaration of dividends is at the discretion of our Board of Directors.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
On November 13, 2024, the Company announced that the Board of Directors (the "Board") authorized a $400 million stock repurchase program. This authorization is open ended and replaced the Company's previous stock repurchase authorization of $400 million, which was approved by the Board on November 2, 2017 (the "Prior Authorization"). The Company had repurchased approximately $376.5 million of shares of the Company’s common stock under the Prior Authorization. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million under the $400 million total authorization, of which $393.5 million remained available under the stock repurchase program. Any shares repurchased will be held as treasury stock. There were 4.1 million shares of common stock repurchased for a total of $149.7 million during the year ended December 31, 2024.
The following table presents the total number of shares of common stock purchased during the quarter ended December 31, 2024, the average price paid per share, the number of shares that were purchased as part of a publicly announced repurchase program, and the approximate dollar value of the maximum number of shares that may yet be purchased under the share repurchase program:

Period	Weighted Average Price Paid per Share	Total Number of Shares Purchased	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Maximum Number of Shares that may not yet be Purchased under the Programs
		(In millions)
October 1 through October 31, 2024	$37.80	0.7	0.7	$51.9
November 1 through November 30, 2024 (1)	35.41	1.0	1.0	393.5
December 1 through December 31, 2024	—	—	—	393.5
For the Quarter Ended December 31, 2024	$36.39	1.7	1.7	$393.5

(1)For the period from November 1, 2024 through November 12, 2024, the Company repurchased 0.8 million shares under the Prior Authorization for a total of $28.4 million. For the period from November 13, 2024 through November 30, 2024, the Company repurchased 0.2 million shares for a total of $6.5 million under the new authorization, which was effective November 13, 2024.

For the quarter ended December 31, 2024, the Company repurchased approximately 1.7 million shares of common stock for a total of $61.0 million, excluding excise tax. Weighted average price per share excludes any excise tax imposed on stock repurchases as part of the Inflation Reduction Act of 2022.

Performance Graph
The price information reflected for our common stock in the following performance graph and accompanying table represents the closing sales prices of the common stock for the period from December 31, 2019 through December 31, 2024. The graph and accompanying table compare the cumulative total stockholders’ return on our common stock with the cumulative total return of the S&P SmallCap 600 Index and the S&P Food & Beverage Select Index.
The graph assumes an investment of $100 on December 31, 2019 in each of TreeHouse Foods’ common stock, the stocks comprising the S&P SmallCap 600 Index, and the S&P Food & Beverage Select Index.

Comparison of Cumulative Total Return of $100 among TreeHouse Foods, Inc., S&P SmallCap 600 Index, and the S&P Food & Beverage Select Index

Comparison of Cumulative Five Year Total Return
$200
$150
$100
$50
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
TreeHouse Foods, Inc.
S&P SmallCap 600 Index
S&P Food & Beverage Select Index

	Base Period	INDEXED RETURNS Years Ending
Company Name/Index	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
TreeHouse Foods, Inc.	100	$87.61	$83.57	$101.81	$85.46	$72.43
S&P SmallCap 600 Index	100	111.29	141.13	118.41	137.42	149.37
S&P Food & Beverage Select Index	100	119.76	138.63	136.87	139.82	147.23

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

Item 6.    [Reserved]

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
Executive Overview
The following discussion provides an analysis of our financial condition, results of operations, and cash flows from management's perspective and should be read in conjunction with the consolidated financial statements and related notes included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K. Our objective is to also provide discussion of material events and uncertainties known to management that are reasonably likely to cause reported financial information not to be indicative of future operating results or of future financial condition and to offer information that provides an understanding of our financial condition, results of operations, and cash flows.

See below for discussion and analysis of our financial condition and results of operations for 2024 compared to 2023. See Item 7, Management’s Discussions and Analysis of Financial Condition and Results of Operations, in our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed discussion of our financial condition, results of operations, and cash flows for 2023 compared to 2022.

This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Information for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Debt Refinancing
On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement, dated as of January 17, 2025 (the "New Credit Agreement"), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The New Credit Agreement amends, restates and replaces the Company’s existing Credit Agreement, dated as of December 1, 2017 (as amended from time to time prior to January 17, 2025), pursuant to which the Company obtained a $500.0 million revolving credit facility (the "Revolving Facility"), a $500.0 million term A loan (the "Term A Loan") and a $900.0 million tranche A-1 term loan (the "Tranche A-1 Term Loan" and, together with the Term A Loan, the "Term Loans"). Pursuant to the New Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Facility and the Term Loans, (ii) decreased the aggregate size of the Term A Loan to $480.0 million and (iii) decreased the aggregate size of the Tranche A-1 Term Loan to $425.0 million. Refer to Note 12 to our Consolidated Financial Statements for additional information.

Acquisition of Private Brand Tea Business
On January 2, 2025, the Company completed the acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea"), a leading private brand tea manufacturer in the U.S., for approximately $205.0 million, subject to customary purchase price adjustments. In addition to private brand tea, Harris Tea manufactures specialty retail tea brands and foodservice tea products for restaurant and hospitality industries. The acquisition aligns with our long-term strategy to build capabilities in our higher-growth, higher-margin categories. Refer to Note 7 to our Consolidated Financial Statements for additional information.
Impact of Griddle Voluntary Recall

In the third quarter of 2024, our results of operations were impacted by a voluntary recall of frozen griddle products produced at our Brantford, Ontario, Canada facility that were still within their shelf-life. During the fourth quarter of 2024, we incurred plant restoration costs. As of the first quarter of 2025, we have resumed production of frozen griddle products at the Brantford facility. As we continue to restore the facility to its full production capacity and capability, we expect to have impacts to our sales volumes. Refer to Note 19 to our Consolidated Financial Statements for additional information.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the RTD business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our RTD beverages asset group. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations. Refer to Note 8 to our Consolidated Financial Statements for additional information.

The production for the RTD business ceased during the first quarter of 2025. Refer to Note 3 to our Consolidated Financial Statements for additional information.

Restoration of One of our Broth Facilities

Since the end of 2023, our results of operations have been impacted by a voluntary recall of certain broth products produced at our Cambridge, Maryland broth facility and the subsequent restoration of this facility. The restoration impacted our results of operations throughout 2024, as we incurred costs to restore and upgrade our broth facility to full production capacity. During the first half of 2024, the Company successfully restored the key broth production lines and substantially completed upgrades to the facility. The Company continues to progress in advancing production capacity to historical levels at the facility.

During the fourth quarter of 2024, the Company recognized a $10.0 million insurance recovery in Cost of sales in the Consolidated Statements of Operations. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. Refer to Note 19 to our Consolidated Financial Statements for additional information.

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

Macroeconomic Conditions and Trends

Significant inflationary pressure on U.S. households, which persisted in recent years, contributed to sluggish overall food and beverage consumption trends. However, in the categories where TreeHouse operates, private brands have consistently gained unit market share compared to national brands, which we believe demonstrates the continued strength of the private brands market. We continue to monitor consumption trends including the increased use and/or prevalence of certain weight loss drugs, which may or may not impact consumer preferences and consumption patterns.

Industry-wide supply chain disruption over the last several years, which had previously constrained our ability to service all of the customer orders received and depressed service levels, has meaningfully improved. Additionally, TreeHouse has made considerable progress toward its long-term supply chain cost savings initiative goals throughout its business, resulting in margin improvement. TreeHouse continues to make strong progress in enhancing our service levels and capturing demand for private brand food and beverage.

Many of our ingredients and packaging input costs still remain elevated compared to historical levels, such as the prices of coffee and cocoa. In response, we from time to time will implement pricing actions to recover inflationary costs. We will continue to monitor the inflationary environment to determine if additional pricing actions will be necessary.

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

Results of Operations
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Year Ended December 31,
	2024		2023		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$3,354.0	100.0%	$3,431.6	100.0%	$(77.6)	(2.3)%
Cost of sales	2,805.6	83.6	2,855.5	83.2	(49.9)	(1.7)
Gross profit	548.4	16.4	576.1	16.8	(27.7)	(4.8)
Operating expenses:
Selling and distribution	153.3	4.6	171.6	5.0	(18.3)	(10.7)
General and administrative	198.0	5.9	204.1	5.9	(6.1)	(3.0)
Amortization expense	48.6	1.4	48.2	1.4	0.4	0.8
Asset impairment	19.3	0.6	—	—	19.3	100.0
Other operating expense, net	26.1	0.8	5.3	0.2	20.8	392.5
Total operating expenses	445.3	13.3	429.2	12.5	16.1	3.8
Operating income	103.1	3.1	146.9	4.3	(43.8)	(29.8)
Other expense:
Interest expense	63.4	1.9	74.8	2.2	(11.4)	(15.2)
Interest income	(4.2)	(0.1)	(40.1)	(1.2)	35.9	89.5
Loss (gain) on foreign currency exchange	9.4	0.3	(1.4)	—	10.8	771.4
Other expense, net	1.4	—	30.2	0.9	(28.8)	(95.4)
Total other expense	70.0	2.1	63.5	1.9	6.5	10.2
Income before income taxes	33.1	1.0	83.4	2.4	(50.3)	(60.3)
Income tax expense	6.2	0.2	24.4	0.7	(18.2)	(74.6)
Net income from continuing operations	26.9	0.8	59.0	1.7	(32.1)	(54.4)
Net loss from discontinued operations	—	—	(5.9)	(0.2)	5.9	100.0
Net income	$26.9	0.8%	$53.1	1.5%	$(26.2)	(49.3)%

Earnings (loss) per common share - diluted:
Continuing operations	$0.51		$1.05		$(0.53)	(51.1)%
Discontinued operations	—		(0.10)		0.10	100.0
Net earnings per share diluted(1)	$0.51		$0.94		$(0.43)	(45.7)%
(1) The sum of the individual per share amounts may not add due to rounding.

	Year Ended December 31,
	2024	2023	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA from continuing operations	$239.4	$260.0	$(20.6)	(7.9)%
Adjusted EBITDA from continuing operations	337.4	365.9	(28.5)	(7.8)
Adjusted net sales	3,377.3	3,432.9	(55.6)	(1.6)
Adjusted cost of sales	2,783.9	2,826.8	(42.9)	(1.5)
Adjusted gross profit	593.4	606.1	(12.7)	(2.1)
Adjusted total operating expenses	392.4	366.9	25.5	7.0
Adjusted operating income	201.0	239.2	(38.2)	(16.0)
Adjusted total other expense	69.7	49.9	19.8	39.7
Adjusted income tax expense	30.8	50.1	(19.3)	(38.5)
Adjusted net income from continuing operations	100.5	139.2	(38.7)	(27.8)
Adjusted diluted earnings per share from continuing operations	$1.91	$2.47	$(0.56)	(22.6)%

(1) Other financial data includes Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net income (loss) from continuing operations to EBITDA from continuing operations and Adjusted EBITDA from continuing operations, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating income to Adjusted operating income, Total other expense (income) to Adjusted total other expense, Income tax expense to Adjusted income tax expense, Net income (loss) from continuing operations to Adjusted net income from continuing operations, and Diluted earnings per share from continuing operations to Adjusted diluted earnings per share from continuing operations.

Continuing Operations

Net Sales — Net sales for the year ended December 31, 2024 totaled $3,354.0 million compared to $3,431.6 million for the year ended December 31, 2023, a decrease of $77.6 million, or 2.3%. The change in net sales from 2023 to 2024 was due to the following:

	Dollars	Percent

Volume/mix	$(5.0)	(0.1)%
Facilities restoration impact	(50.3)	(1.5)
Product recall returns	(22.0)	(0.6)
Pricing	(56.8)	(1.7)
Foreign currency	(1.4)	(0.1)
Business acquisitions	57.9	1.7
Total change in net sales	$(77.6)	(2.3)%
Product recall returns	22.0	0.6
Total change in adjusted net sales (1)	$(55.6)	(1.7)%
(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 2.3% was primarily due to targeted commodity-driven pricing adjustments in select categories. Additionally, the decrease was due to the restoration of one of our broth facilities and the voluntary recall of frozen griddle products, as well as unfavorable volume/mix related to planned distribution exits. These items were partially offset by volume/mix from the acquisition of the Coffee Roasting Capability, as well as new business wins.

Gross Profit — Gross profit as a percentage of net sales was 16.4% for the year ended December 31, 2024 compared to 16.8% for the year ended December 31, 2023, a decrease of 0.4 percentage points. The decrease is primarily due to a voluntary recall of frozen griddle products, which impacted Gross profit by 1.1 percentage points, as well as costs incurred from the restoration of one of our broth facilities related to the broth recall. This was partially offset by the execution of supply chain savings initiatives as well as a $10.0 million insurance recovery related to the broth recall received during the fourth quarter of 2024.
Total Operating Expenses — Total operating expenses were $445.3 million for the year ended December 31, 2024 compared to $429.2 million for the year ended December 31, 2023, an increase of $16.1 million. The increase in expense was primarily due to a decrease in TSA income of $41.1 million and non-cash impairment charge of $19.3 million related to the RTD beverages asset group recorded in the second quarter of 2024. Refer to Note 8 of our Consolidated Financial Statements for additional details. This was partially offset by lower employee incentive compensation expense, lower freight costs, and TSA-related expense reductions.
Total Other Expense — Total other expense was $70.0 million for the year ended December 31, 2024 compared to $63.5 million for the year ended December 31, 2023, an increase in expense of $6.5 million. The increase in expense was primarily due to a decrease in interest income of $34.5 million from the Seller Promissory Note, which was repaid in the fourth quarter of 2023. Additionally, unfavorable currency exchange rate impacts of $10.8 million between the U.S. and Canada contributed to the increase in expense. This was partially offset by a favorable change of $21.8 million in non-cash mark-to-market impacts from hedging activities, largely driven by interest rate swaps, a decrease of $11.4 million in interest expense, primarily due to a decrease in borrowings on our Revolving Credit Facility, and a decrease of $4.4 million in costs related to the Receivables Sales Program due to decreased usage.
Income Taxes — Income taxes were recognized at an effective rate of 18.7% in 2024 compared to 29.3% in 2023. The change in the Company's effective tax rate is primarily driven by changes in the amount of the effect of cross-border tax laws, income tax credits, unrecognized tax benefits, and the impact of the jurisdictional mix of earnings on state income taxes. These items are partially offset by a change in the amount of tax deductible stock-based compensation.

Discontinued Operations

Discontinued Operations — Net loss from discontinued operations decreased by $5.9 million for the year ended December 31, 2024 compared to the year ended December 31, 2023. The decrease is primarily a result of a non-recurring net loss from the Snack Bars Business due to its divestiture on September 29, 2023. Additionally, during the year ended December 31, 2023, the Company recognized an expected loss on disposal adjustment of $2.2 million related to the divestiture of a significant portion of the Meal Preparation business on October 3, 2022. Refer to Note 7 of our Consolidated Financial Statements for additional details.

Liquidity and Capital Resources

Management assesses the Company's liquidity in terms of its ability to generate cash to fund its operating, investing, and financing activities. The Company remains in a strong financial position, with resources available for reinvesting in existing businesses, conducting acquisitions, and managing its capital structure on a short and long-term basis.

Receivables Sales Program

The Company achieves a more efficient cash conversion cycle while strategically managing customer payment terms and counterparty risk through its Receivables Sales Program. Our Receivables Sales Program provides us timely and lower cost access to liquidity that is more effective than other working capital tools, including offering early payment discounts, negotiating shorter payment terms, or drawing on our Revolving Credit Facility. Due to the seasonal nature of our business, we generally increase use of the Receivables Sales Program in the fourth quarter in preparation for our relatively high cash needs in the first half of the year as inventory levels are replenished in anticipation of accelerating sales in the second half of the year.

Approximately $22.5 million was available under the Receivables Sales Program operating limit as of December 31, 2024. See Note 5 to our Consolidated Financial Statements for additional information regarding our Receivables Sales Program.

Revolving Credit Facility

If additional borrowings are needed, approximately $467.7 million of the aggregate commitment of $500.0 million was available under the Revolving Credit Facility as of December 31, 2024. See Note 12 to our Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.
Share Repurchases

During the year ended December 31, 2024, the Company repurchased approximately 4.1 million shares of common stock at a weighted average share price of $36.28 for a total of $149.7 million. See Note 13 to our Consolidated Financial Statements for additional information regarding our stock repurchase program.

Cash Flow

The following table is derived from our Consolidated Statements of Cash Flows:

	Year Ended December 31,
	2024	2023
	(In millions)
Net Cash Flows Provided By (Used In):
Operating activities of continuing operations	$265.8	$157.3
Investing activities of continuing operations	(138.3)	(241.4)
Financing activities of continuing operations	(159.3)	(107.5)
Cash flows from discontinued operations	—	468.1

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Operating Activities From Continuing Operations

Net cash provided by operating activities from continuing operations was $265.8 million in 2024 compared to $157.3 million in 2023, an increase of $108.5 million in cash provided. The increase in net cash provided by operating activities was driven by improved working capital management, resulting in an increase in cash flows from accounts payable and from the Receivables Sales Program. Refer to Note 5 to our Consolidated Financial Statements for additional information regarding the Receivables Sales Program.

Investing Activities From Continuing Operations

Net cash used in investing activities from continuing operations was $138.3 million in 2024 compared to $241.4 million in 2023, a decrease in cash used of $103.1 million. The decrease in net cash used was primarily driven by $100.6 million of cash used in the second quarter of 2023 for the acquisitions of the seasoned pretzel and coffee roasting capabilities and the exercise of a purchase option on the lease of our Cambridge, Maryland facility for $8.1 million during the first quarter of 2023. This activity was partially offset by an increase in remaining capital expenditures during 2024 related to growth initiatives and integration activities from recent acquisitions.

Financing Activities From Continuing Operations

Net cash used in financing activities from continuing operations was $159.3 million in 2024 compared to $107.5 million in 2023, an increase in cash used of $51.8 million. The increase in cash used is primarily due to incremental common stock repurchases of $49.7 million in 2024 compared to 2023. Refer to Note 13 to our Consolidated Financial Statements for additional information.

Cash Flows From Discontinued Operations

There was no cash provided by discontinued operations in 2024 compared to $468.1 million in 2023, a decrease in cash provided of $468.1 million. The decrease in cash provided by discontinued operations is primarily due to the $425.2 million repayment of principal on its Seller Note Credit Agreement on October 19, 2023 and the completion of the sale of the Snack Bars Business on September 29, 2023, which resulted in a non-recurring cash inflow of $58.7 million from the buyer. Refer to Note 7 to our Consolidated Financial Statements for additional information.

Debt Obligations

As of December 31, 2024, $467.7 million of the aggregate commitment of $500.0 million of the Revolving Credit Facility was available. Under the Second Amended and Restated Credit Agreement (the "Credit Agreement"), the Revolving Credit Facility matured on March 26, 2026. In addition, as of December 31, 2024, there were $32.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn. On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement, dated as of January 17, 2025, among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer (the “New Credit Agreement”) The New Credit Agreement amends, restates and replaces the Credit Agreement. Pursuant to the New Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Facility and the Term Loans, (ii) decreased the aggregate size of the Term A Loan to $480.0 million and (iii) decreased the aggregate size of the Tranche A-1 Term Loan to $425.0 million. Refer to Note 12 to our Consolidated Financial Statements for additional information.

Our long-term debt outstanding, including the current portion, was $1,409.1 million at December 31, 2024 and $1,405.6 million at December 31, 2023, an increase of $3.5 million. This increase was primarily due to an increase of finance lease obligations by $3.5 million during the year ended December 31, 2024.

At December 31, 2024, we had $316.4 million outstanding under Term Loan A, $588.6 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $4.1 million of finance lease obligations.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of December 31, 2024, we have an outstanding variable-rate debt balance of $905.0 million, and our interest rate swap agreements have a notional value of $1,750.0 million. Under the terms of the agreements, $875.0 million of interest rate swaps mature on February 28, 2025. Following the maturity of those interest rate swaps, the remaining $875.0 million of interest rate swaps become effective February 28, 2025 and mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps through 2028.

The Credit Agreement contained various financial and restrictive covenants and required that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of December 31, 2024.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Year Ended December 31, 2024
(In millions)
Net sales	$3,274.7
Gross profit (1)	522.7
Net income	32.5

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	December 31, 2024
(In millions)
Current assets	$926.8
Noncurrent assets	2,782.9
Current liabilities	676.5
Noncurrent liabilities (2)	1,629.9

(1)During the year ended December 31, 2024, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $94.1 million of net sales to the Non-Guarantor Subsidiaries and $288.7 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $20.3 million as of December 31, 2024.

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

Our cash requirements under our various contractual obligations and commitments include:

•Debt obligations and interest payments – See Note 12 to our Consolidated Financial Statements for information on our debt obligations and the timing of future principal. Estimated future interest payments on the Company’s debt are expected to be $180.3 million (with $73.8 million expected in 2025) based on the interest rates at December 31, 2024. Additionally, the Company has entered into interest rate swap agreements to lock into a fixed Term SOFR interest rate base. See Note 20 to our Consolidated Financial Statements for information on our interest rate swap agreements and the future obligations.
•Operating and finance lease obligations – See Note 4 to our Consolidated Financial Statements for information on our operating and finance lease obligations and the amount and timing of future payments.
•Purchase obligations – Purchase obligations primarily represent commitments to purchase minimum quantities of raw materials used in our production processes. We enter into these contracts from time to time in an effort to ensure a sufficient supply of raw ingredients. In addition, we have contractual obligations to purchase various services that are a part of our production process. Minimum amounts committed to as of December 31, 2024 were $462.5 million (with $450.1 million due in 2025).
•Pension and other postretirement benefit obligations – Future payments related to pension and postretirement benefits are estimated by an actuarial valuation. See Note 17 to our Consolidated Financial Statements for information on our pension and postretirement benefit obligations and the amount and timing of future payments.
•Exit or disposal cost obligations – See Note 3 to our Consolidated Financial Statements for information on our exit or disposal cost obligations and the amount and timing of future payments. Our exit or disposal cost obligations primarily consist of severance obligations.
•Unrecognized tax benefits – See Note 11 to our Consolidated Financial Statements for information on our unrecognized tax benefits and the amount and timing of future payments.
•Acquisition – See Note 7 to our Consolidated Financial Statements for information on our acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea").
•Other liabilities – Other liabilities include obligations associated with certain employee benefit programs, employee health care, workers' compensation claims, other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation and investigation, and various other long-term liabilities, all of which have some inherent uncertainty as to the amount and timing of payments and were reflected on our Consolidated Balance Sheet as of December 31, 2024. See Note 19 to our Consolidated Financial Statements for more information about the Company’s commitments and contingent obligations.

Capital Expenditures

We continue to make investments in property, plant, and equipment and software for our business offices, manufacturing, and distribution facilities. This includes planned capital expenditure commitments at our Princeton, Kentucky cracker manufacturing facility for capacity expansion and safety advancements. Our preliminary estimate of capital expenditures for 2025 is approximately $125 million. Our capital expenditures were $139.7 million and $140.8 million for the years ended December 31, 2024 and 2023, respectively.

Our capital plan includes investment in climate-related projects in order to achieve our broader environmental goals. These climate-related projects are for investments in energy and water efficiency as well as waste reduction initiatives. Our investments are expected to be approximately $7 million in 2025.

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

Trade Allowances — We maintain an allowance for customer promotional programs, marketing co-op programs, and other sales and marketing expenses. These customer promotional programs are generally more significant for branded products compared to the majority of our private label products. This allowance is based on a combination of historical average program activity and specific customer program accruals, and can fluctuate due to the level of sales and marketing programs, and timing of deductions. The recognition of these costs therefore requires management judgment regarding the volume of promotional offers that will be redeemed by the customer. These estimates are made using various techniques including historical data on performance of similar promotional programs. Differences between estimated expense and actual redemptions are immaterial and recognized as a change in management estimate in a subsequent period. This allowance was $17.3 million and $20.2 million at December 31, 2024 and 2023, respectively.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the RTD business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of Property, plant, and equipment, net was recognized in our RTD beverages asset group.

Additionally, as the Company continued to execute upon integration activities associated with the Coffee Roasting Capability acquisition, the Company exited a distribution center in Grand Prairie, Texas during the third quarter of 2024. As a result of this distribution center exit, an impairment of $0.9 million of Operating lease right-of-use assets was recognized in our Grand Prairie asset group in the third quarter of 2024.

Further, as a result of the Dallas plant closure in the fourth quarter of 2023, the Company performed a recoverability assessment on the Dallas facility asset group, which indicated that the asset group was not recoverable. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $4.7 million within Property, plant, and equipment, net was recognized.

Gain or Loss on Disposal of a Business — On September 29, 2023, the Company completed the sale of its Snack Bars business to John B. Sanfilippo & Son, Inc. for approximately $58.7 million in cash. The Company classified the proceeds within Net cash provided by investing activities - discontinued operations. The Company recognized a gain on disposal of $1.1 million during the year ended December 31, 2023. The gain on disposal is recognized within Net loss from discontinued operations in the Company's Consolidated Statements of Operations. The gain on disposal was calculated as the difference between the fair value of the disposal group and the carrying value of the associated assets. The fair value was determined based on the consideration transferred less costs to sell.

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

Goodwill and Indefinite Lived Intangible Assets — Goodwill and indefinite lived intangible assets totaled $1,825.3 million and $1,830.7 million as of December 31, 2024 and 2023, respectively, resulting primarily from acquisitions. Upon acquisition, the purchase price is first allocated to identifiable assets and liabilities, including but not limited to inventory, accounts payable, trademarks, and customer-related intangible assets, with any remaining purchase price recorded as goodwill. Goodwill and indefinite lived trademarks are not amortized.

The Company has one reporting unit within its single reportable and operating segment. The Company completed its annual goodwill and indefinite lived intangible asset impairment analysis as of December 31, 2024. Our assessment did not result in an impairment. Our analysis employed the use of an income approach, corroborated by the market approach. The Company believes the income approach is the most reliable indicator of the fair value of the reporting unit. Significant assumptions used in the income approach include growth and discount rates, margins, and the Company’s weighted average cost of capital. We used historical performance and management estimates of future performance to determine margins and growth rates. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent that relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. Discount rates selected for the reporting unit approximated the total Company discount rate. Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. The Company's single reporting unit has a fair value that the Company considers to be substantially in excess of its carrying values. Therefore, we believe that only significant changes in the assumptions would result in an impairment of goodwill. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion.

We reviewed our indefinite lived intangible assets, which consist of trademarks totaling $6.0 million as of December 31, 2024, using the relief from royalty method. Significant assumptions include the royalty rates, growth, margins, and discount rates. Our assumptions were based on historical performance and management estimates of future performance, as well as available data on licenses of similar products. The Company’s policy is that indefinite lived assets must have a history of strong sales and cash flow performance that we expect to continue for the foreseeable future. When these criteria are no longer met, the Company changes the classification. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. Our testing of our trademarks indicated that the implied fair value was significantly in excess of the carrying values. The fair values of our trademarks exceed book value by a minimum of 82% as of December 31, 2024. Therefore, we believe that only significant changes in the assumptions would result in an impairment of any trademark.

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

While a number of the key assumptions related to our qualified pension plans are long-term in nature, including assumed investment rates of return, compensation increases, employee turnover rates, and mortality rates, GAAP requires that our discount rate assumption be more heavily weighted to current market conditions. As such, our discount rates will likely change frequently. We used a discount rate for each plan to determine our estimated future benefit obligations, and our weighted average discount rate was 5.61% at December 31, 2024. If the discount rate of each plan were one percent higher, the pension plan liability would have been approximately 8.0%, or $15.9 million, lower as of December 31, 2024. If the discount rate of each plan were one percent lower, the pension plan liability would have been approximately 9.3%, or $18.6 million, higher as of December 31, 2024. The projected benefit obligation was $199.5 million and $216.9 million at December 31, 2024 and 2023, respectively, for our pension benefit plans. The projected benefit obligation was $14.4 million and $15.1 million at December 31, 2024 and 2023, respectively, for our postretirement benefit plans.

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
Organic Net Sales

Organic net sales is defined as net sales excluding the impacts of business acquisitions, divestitures, and foreign currency. This information is provided in order to allow investors to make meaningful comparisons of the Company's sales between periods and to view the Company's business from the same perspective as Company management. The following table reconciles the Company's 2024 net sales as presented in the Consolidated Statements of Operations to organic net sales.

Dollars
(In millions)
2024 Net sales	$3,354.0
Business acquisitions	(57.9)
Foreign currency	1.4
2024 Organic net sales	$3,297.5

EBITDA from Continuing Operations, EBITDA from Continuing Operations Margin, Adjusted EBITDA from Continuing Operations, and Adjusted EBITDA from Continuing Operations Margin, Adjusting for Certain Items Affecting Comparability

EBITDA from continuing operations margin is defined as EBITDA from continuing operations as a percentage of net sales. Adjusted EBITDA from continuing operations margin is defined as adjusted EBITDA from continuing operations as a percentage of adjusted net sales. EBITDA from continuing operations represents net income from continuing operations before interest expense, interest income, income tax expense, and depreciation and amortization expense. Adjusted EBITDA from continuing operations reflects adjustments to EBITDA from continuing operations to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as product recalls and related costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA from continuing operations, and adjusted EBITDA from continuing operations are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating Income, Adjusted Total Other Expense, Adjusted Income Tax Expense, Adjusted Net Income from Continuing Operations, and Adjusted Diluted Earnings Per Share from Continuing Operations, Adjusting for Certain Items Affecting Comparability
Adjusted net sales, adjusted cost of sales, adjusted gross profit, adjusted total operating expenses, adjusted operating income, adjusted total other expense, adjusted income tax expense, and adjusted net income from continuing operations represent their respective GAAP presentation line item adjusted for items such as product recalls and related costs, growth, reinvestment, and restructuring programs, acquisition, integration, divestiture, and related costs, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of adjusted net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings per share from continuing operations ("Adjusted diluted EPS") is determined by dividing adjusted net income from continuing operations by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net income from continuing operations as presented in the Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA from continuing operations and Adjusted EBITDA from continuing operations for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
	(unaudited, in millions)
Net income from continuing operations (GAAP)	$26.9	$59.0
Interest expense	63.4	74.8
Interest income	(4.2)	(40.1)
Income tax expense	6.2	24.4
Depreciation and amortization	147.1	141.9
EBITDA from continuing operations (Non-GAAP)	239.4	260.0
Product recalls and related costs(1)	41.1	29.2
Growth, reinvestment, restructuring programs & other, excluding accelerated depreciation(2)	28.4	46.1
Impairment(3)	19.3	—
Acquisition, integration, divestiture, and related costs(4)	8.9	16.7
Foreign currency loss (gain) on remeasurement of intercompany notes(5)	7.0	(1.7)
Mark-to-market adjustments(6)	(6.7)	15.1
Shareholder activism(7)	—	0.3
Tax indemnification(8)	—	0.2
Adjusted EBITDA from continuing operations (Non-GAAP)	$337.4	$365.9

% of net sales
Net income from continuing operations margin	0.8%	1.7%
EBITDA from continuing operations margin	7.1%	7.6%

% of adjusted net sales
Adjusted EBITDA from continuing operations margin	10.0%	10.7%

(1)
Griddle Recall and Related Costs

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that are still within their shelf-life. For the year ended December 31, 2024, the Company recognized incremental charges of $36.6 million, which includes $21.0 million for product returns, non-cash inventory write-offs of $7.4 million, plant shutdown charges of $6.5 million, and other costs, including logistics, of $1.7 million.

Broth Recall and Related Costs

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. Since the voluntary recall, the Company executed a turnaround plan to restore the facility operations. As a result of these restoration activities, for the year ended December 31, 2024, the Company incurred incremental costs (benefits) of $4.5 million, which included plant shutdown charges of $8.9 million, other costs, including product returns and logistics of $4.2 million, non-cash inventory write-offs of $1.4 million, and an insurance recovery of $(10.0) million. For the year ended December 31, 2023, the Company incurred incremental costs related to the product recall of $27.0 million, which include plant shutdown charges of $12.5 million, non-cash inventory write-offs of $10.4 million, and other costs, including product returns and logistics, of $4.1 million. Additionally, the Company recognized a non-cash inventory write-off of $2.2 million for a packaging quality matter for the year ended December 31, 2023.

Refer to Note 19 of the Consolidated Financial Statements for additional information.

(2)
The Company’s growth, reinvestment, and restructuring activities are part of an enterprise-wide transformation to improve long-term growth and profitability for the Company. During 2024, the Company recognized $0.2 million of accelerated depreciation within the Company's growth, reinvestment, and restructuring activities as depreciation expense.

Refer to Note 3 of the Consolidated Financial Statements for additional information.

(3)
During the second quarter of 2024, the Company incurred $19.3 million of non-cash impairment charges related to property, plant, and equipment. The impairment is due to forecasted cash flow losses in the Ready-to-drink beverages business resulting in a decision to exit this business.

Refer to Note 8 of the Consolidated Financial Statements for additional information.

(4)
Acquisition, integration, divestiture, and related costs represent costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the year ended December 31, 2024, $6.7 million were classified in General and administrative, $2.0 million were classified in Cost of sales, and $0.2 million were classified in Other operating expense, net. During the year ended December 31, 2023, $15.0 million were classified in General and administrative, $0.8 million were classified in Cost of sales, and $0.9 million were classified in Other operating expense, net.

Refer to Note 7 to our Consolidated Financial Statements for additional information.

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

The following tables provide a reconciliation of Adjusted net sales, Adjusted cost of sales, Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income (loss), Adjusted total other expense (income), Adjusted income tax expense (benefit), and Adjusted net income from continuing operations to their most directly comparable GAAP measure, for each of the periods presented:

	Year Ended December 31, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$3,354.0	$2,805.6	$548.4	$445.3	$103.1	$70.0	$6.2	$26.9
Adjustments:
Product recalls and related costs(1)	23.3	(17.8)	41.1	—	41.1	—	—	41.1
Growth, reinvestment, restructuring programs & other, including accelerated depreciation(2)	—	(1.9)	1.9	(26.7)	28.6	—	—	28.6
Impairment(3)	—	—	—	(19.3)	19.3	—	—	19.3
Acquisition, integration, divestiture, and related costs(4)	—	(2.0)	2.0	(6.9)	8.9	—	—	8.9
Foreign currency loss on remeasurement of intercompany notes(5)	—	—	—	—	—	(7.0)	—	7.0
Mark-to-market adjustments(6)	—	—	—	—	—	6.7	—	(6.7)
Taxes on adjusting items	—	—	—	—	—	—	24.6	(24.6)
As adjusted (Non-GAAP)	$3,377.3	$2,783.9	$593.4	$392.4	$201.0	$69.7	$30.8	$100.5

As reported (% of net sales)			16.4%	13.3%	3.1%	2.1%	0.2%	0.8%
As adjusted (% of adjusted net sales)			17.6%	11.6%	6.0%	2.1%	0.9%	3.0%

Earnings per share from continuing operations:
Diluted								$0.51
Adjusted diluted								$1.91

Weighted average common shares:
Diluted for net income from continuing operations								52.6
Diluted for adjusted net income from continuing operations								52.6

	Year Ended December 31, 2023
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax expense	Net income from continuing operations
As reported (GAAP)	$3,431.6	$2,855.5	$576.1	$429.2	$146.9	$63.5	$24.4	$59.0
Adjustments:
Product recalls and related costs(1)	1.3	(27.9)	29.2	—	29.2	—	—	29.2
Growth, reinvestment, restructuring programs & other(2)	—	—	—	(46.1)	46.1	—	—	46.1
Acquisition, integration, divestiture, and related costs(4)	—	(0.8)	0.8	(15.9)	16.7	—	—	16.7
Foreign currency gain on remeasurement of intercompany notes(5)	—	—	—	—	—	1.7	—	(1.7)
Mark-to-market adjustments(6)	—	—	—	—	—	(15.1)	—	15.1
Shareholder activism(7)	—	—	—	(0.3)	0.3	—	—	0.3
Tax indemnification(8)	—	—	—	—	—	(0.2)	—	0.2
Taxes on adjusting items	—	—	—	—	—	—	25.7	(25.7)
As adjusted (Non-GAAP)	$3,432.9	$2,826.8	$606.1	$366.9	$239.2	$49.9	$50.1	$139.2

As reported (% of net sales)			16.8%	12.5%	4.3%	1.9%	0.7%	1.7%
As adjusted (% of adjusted net sales)			17.7%	10.7%	7.0%	1.5%	1.5%	4.1%

Earnings per share from continuing operations:
Diluted								$1.05
Adjusted diluted								$2.47

Weighted average common shares:
Diluted for net income from continuing operations								56.4
Diluted for adjusted net income from continuing operations								56.4

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

The following table reconciles cash flow provided by operating activities from continuing operations (a GAAP measure) to our free cash flow from continuing operations (a Non-GAAP measure):

	Year Ended December 31,
	2024	2023
	(In millions)
Cash flow provided by operating activities from continuing operations	$265.8	$157.3
Less: Capital expenditures	(139.7)	(140.8)
Free cash flow from continuing operations	$126.1	$16.5

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to the amount of interest expense we expect to pay with respect to our Credit Agreement, which is tied to variable market rates including SOFR and prime interest rates.

The Company has entered into long-term interest rate swap agreements to mitigate its variable rate debt exposures that have a notional amount of $1,750.0 million as of December 31, 2024 and $1,175.0 million as of December 31, 2023. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $875.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.69%. Based on the weighted average rates, when using the one month SOFR rate as of December 31, 2024 and potential changes to credit spreads due to changes in our covenant leverage ratio, the cost of borrowings under the credit facility with the interest rate swaps would range from 4.32% to 4.82% during the life of the swap agreements.

Our variable-rate debt is nearly fully hedged by our fixed rate interest rate swaps as of December 31, 2024. Based on our outstanding variable-rate debt balance of $905.0 million under the Credit Agreement at December 31, 2024, and by including the impact of $875.0 million in effective interest rate swap agreements, each 1% rise in interest rates would increase our annual interest expense by approximately $0.3 million ($9.1 million excluding the $875.0 million in interest rate swap agreements).

Commodity Price Risk
Certain commodities we use in the production and distribution of our products are exposed to market price risk. To manage that risk, we utilize derivative contracts, the majority of which qualify for the normal purchases and normal sales scope exception and are not recorded on the Consolidated Balance Sheets. There can be no assurance that our forward purchasing programs will result in the optimal price. To evaluate the market price risk of these contracts, we prepare a sensitivity analysis to quantify the Company’s potential exposure to commodity price risk with respect to our derivative portfolio. Based on our analysis, a 10% change in commodity prices would impact the fair value of the portfolio by $40.7 million. We do not utilize financial instruments for trading purposes.
The costs of raw materials, packaging materials, fuel, and energy have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. When comparing 2024 to 2023, raw materials prices were mixed in terms of inflation and deflation. Raw materials with price decreases included, but were but not limited to, wheat, soybean oil, palm oil, and corn. However, raw materials with price increases included, but were not limited to, sugar, cocoa, and cucumbers.
Our raw materials consist of ingredients and packaging materials. Principal ingredients used in our operations include casein, cheese, cocoa, coconut oil, coffee, corn and corn syrup, cucumbers, eggs, fruit, non-fat dry milk, oats, palm oil, peppers, soybean oil, sugar, tea, and wheat. The cost of raw materials used in our products fluctuate due to weather conditions, climate change, regulations, fuel prices, energy costs, labor shortages, labor disputes, freight transportation delays or availability, disruption in logistics, political unrest, industry, general U.S. and global economic conditions, or other unforeseen circumstances. The most important packaging materials and supplies used in our operations are cartons, composite cans, corrugated containers, glass, metal cans, metal closures, and plastics. Ingredients and most packaging materials are generally purchased under long-term supply contracts. We believe these ingredients and packaging materials are generally available from a number of suppliers, although supply chain disruptions experienced in recent years challenged and delayed timing of availability from our suppliers. However, our service has improved in part as a result of supply chains stabilizing. Volatility in the cost of our raw materials and packaging supplies can adversely affect our performance, as price changes often lag behind changes in costs, and we are not always able to adjust our pricing to reflect changes in raw material and supply costs.
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

Foreign Currency Exchange Rate Risk
The Company is exposed to foreign currency exchange rate risk as a result of our Canadian subsidiaries, where the functional currency is the Canadian dollar. The Company periodically enters into foreign currency contracts to manage the risk associated with foreign currency cash flows. This includes, but is not limited to, using foreign currency contracts to establish a fixed foreign currency exchange rate for the net cash flow requirements for purchases of inventory, sales of finished goods, and future settlement of foreign-denominated assets and liabilities. As of December 31, 2024, the Company had no foreign currency contracts outstanding. At December 31, 2024, the impact of a 10% movement in foreign exchange rates would not have a material impact on the Company's consolidated results of operations.

Item 8.    Financial Statements and Supplementary Data
The Consolidated Financial Statements for 2024 are included in this report on the following pages:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Asset Impairment — Ready-to-drink — Refer to Note 8 to the financial statements
Critical Audit Matter Description
As discussed in Note 8 to the financial statements, the Company performs impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. During the second quarter of 2024, the Company determined that a recoverability test of the Ready-to-drink ("RTD") asset group was required after its decision to exit the business. The recoverability assessment revealed that the carrying value of the RTD asset group was not recoverable, so the Company was required to determine the fair value of the asset group. The Company’s fair value assessment indicated that the carrying value exceeded the fair value of the RTD asset group and an impairment of $19.3 million was recognized that was allocated to property, plant, and equipment. The impairment charge is included in asset impairment in the consolidated statements of operations.

We identified the valuation of these impaired assets as a critical audit matter because of the significant estimates and assumptions management made to determine the fair value of the personal property assets comprising the RTD asset group. A high degree of auditor judgment was applied in evaluating certain inputs to the fair value measurement of the personal property assets, including the involvement of our fair value specialists and deploying more experienced audit professionals.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of the personal property included the following, among others:

•We tested the effectiveness of the control over management’s review of the recoverability of long-lived assets and the impairment loss measurement.
•With the assistance of our fair value specialists, we evaluated the Company’s methodology for determining the fair value of the personal property assets and the source information and assumptions used by management in the valuation analysis.
•We evaluated the mathematical accuracy of the Company's fair value analysis.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
February 14, 2025

We have served as the Company's auditor since 2005.

TREEHOUSE FOODS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash and cash equivalents	$289.6	$320.3
Receivables, net of allowance for credit losses of $0.5 in 2024 and $0.4 in 2023	146.8	175.6
Inventories	539.3	534.0
Prepaid expenses and other current assets	34.0	24.9
Total current assets	1,009.7	1,054.8
Property, plant, and equipment, net	748.6	737.6
Operating lease right-of-use assets	154.4	193.0
Goodwill	1,819.3	1,824.7
Intangible assets, net	212.9	257.4
Other assets, net	35.1	39.1
Total assets	$3,980.0	$4,106.6
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$602.5	$534.9
Accrued expenses	141.3	169.0
Current portion of long-term debt	1.1	0.4
Total current liabilities	744.9	704.3
Long-term debt	1,401.3	1,396.0
Operating lease liabilities	125.4	165.0
Deferred income taxes	105.8	111.4
Other long-term liabilities	53.7	65.1
Total liabilities	2,431.1	2,441.8
Commitments and contingencies (Note 19)
Stockholders’ equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 50.2 and 54.1 shares outstanding as of December 31, 2024 and 2023, respectively	0.6	0.6
Treasury stock	(385.4)	(234.2)
Additional paid-in capital	2,238.4	2,223.4
Accumulated deficit	(222.0)	(248.9)
Accumulated other comprehensive loss	(82.7)	(76.1)
Total stockholders’ equity	1,548.9	1,664.8
Total liabilities and stockholders’ equity	$3,980.0	$4,106.6

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,354.0	$3,431.6	$3,297.1
Cost of sales	2,805.6	2,855.5	2,774.7
Gross profit	548.4	576.1	522.4
Operating expenses:
Selling and distribution	153.3	171.6	217.8
General and administrative	198.0	204.1	206.5
Amortization expense	48.6	48.2	47.9
Asset impairment	19.3	—	—
Other operating expense, net	26.1	5.3	62.8
Total operating expenses	445.3	429.2	535.0
Operating income (loss)	103.1	146.9	(12.6)
Other expense (income):
Interest expense	63.4	74.8	69.9
Interest income	(4.2)	(40.1)	(15.5)
Loss on extinguishment of debt	—	—	4.5
Loss (gain) on foreign currency exchange	9.4	(1.4)	1.7
Other expense (income), net	1.4	30.2	(74.3)
Total other expense (income)	70.0	63.5	(13.7)
Income before income taxes	33.1	83.4	1.1
Income tax expense	6.2	24.4	10.3
Net income (loss) from continuing operations	26.9	59.0	(9.2)
Net loss from discontinued operations	—	(5.9)	(137.1)
Net income (loss)	$26.9	$53.1	$(146.3)

Earnings (loss) per common share - basic:
Continuing operations	$0.52	$1.06	$(0.16)
Discontinued operations	—	(0.11)	(2.45)
Earnings (loss) per share basic (1)	$0.52	$0.95	$(2.61)

Earnings (loss) per common share - diluted:
Continuing operations	$0.51	$1.05	$(0.16)
Discontinued operations	—	(0.10)	(2.45)
Earnings (loss) per share diluted (1)	$0.51	$0.94	$(2.61)

Weighted average common shares:
Basic	52.2	55.8	56.0
Diluted	52.6	56.4	56.0
(1) The sum of the individual per share amounts may not add due to rounding.

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$26.9	$53.1	$(146.3)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(8.7)	2.8	(16.1)
Pension and postretirement benefits adjustments	2.1	4.8	(14.0)
Other comprehensive (loss) income	(6.6)	7.6	(30.1)
Comprehensive income (loss)	$20.3	$60.7	$(176.4)

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2022	58.7	$0.6	(2.9)	$(133.3)	$2,187.4	$(155.7)	$(53.6)	$1,845.4
Net loss	—	—	—	—	—	(146.3)	—	(146.3)
Other comprehensive loss	—	—	—	—	—	—	(30.1)	(30.1)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(4.3)	—	—	(4.3)
Stock-based compensation	—	—	—	—	22.3	—	—	22.3
Balance, December 31, 2022	59.0	$0.6	(2.9)	$(133.3)	$2,205.4	$(302.0)	$(83.7)	$1,687.0
Net income	—	—	—	—	—	53.1	—	53.1
Other comprehensive income	—	—	—	—	—	—	7.6	7.6
Treasury stock repurchases	—	—	(2.3)	(100.9)	—	—	—	(100.9)
Exercise of stock options and issuance of other stock awards	0.3	—	—	—	(6.8)	—	—	(6.8)
Stock-based compensation	—	—	—	—	24.8	—	—	24.8
Balance, December 31, 2023	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net income	—	—	—	—	—	26.9	—	26.9
Other comprehensive loss	—	—	—	—	—	—	(6.6)	(6.6)
Treasury stock repurchases	—	—	(4.1)	(151.2)	—	—	—	(151.2)
Exercise of stock options and issuance of other stock awards	0.2	—	—	—	(4.1)	—	—	(4.1)
Stock-based compensation	—	—	—	—	19.1	—	—	19.1
Balance, December 31, 2024	59.5	$0.6	(9.3)	$(385.4)	$2,238.4	$(222.0)	$(82.7)	$1,548.9

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$26.9	$53.1	$(146.3)
Net loss from discontinued operations	—	(5.9)	(137.1)
Net income (loss) from continuing operations	26.9	59.0	(9.2)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	147.1	141.9	139.6
Asset impairment	19.3	—	—
Stock-based compensation	19.1	24.8	19.8
Loss on extinguishment of debt	—	—	4.5
Unrealized (gain) loss on derivative contracts	(6.7)	15.1	(75.1)
Deferred income taxes	(7.5)	3.5	9.1
Deferred TSA income	—	(12.3)	(22.7)
Other, net	14.2	8.9	6.4
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Receivables	28.1	(15.2)	(8.9)
Inventories	(10.5)	51.6	(128.3)
Prepaid expenses and other assets	(7.4)	5.3	43.6
Accounts payable	66.0	(82.4)	(14.8)
Accrued expenses and other liabilities	(22.8)	(42.9)	(31.7)
Net cash provided by (used in) operating activities - continuing operations	265.8	157.3	(67.7)
Net cash used in operating activities - discontinued operations	—	—	(83.0)
Net cash provided by (used in) operating activities	265.8	157.3	(150.7)
Cash flows from investing activities:
Capital expenditures	(139.7)	(140.8)	(93.5)
Proceeds from sale of fixed assets	1.4	—	4.8
Acquisitions, net of cash acquired	—	(100.6)	—
Net cash used in investing activities - continuing operations	(138.3)	(241.4)	(88.7)
Net cash provided by investing activities - discontinued operations	—	468.1	500.7
Net cash (used in) provided by investing activities	(138.3)	226.7	412.0
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	360.3	2,935.3	855.9
Payments under Revolving Credit Facility	(360.3)	(2,935.3)	(855.9)
Payments on finance lease obligations	(0.9)	(0.6)	(1.1)
Payment of deferred financing costs	(0.6)	—	(2.7)
Deferred payment from acquisition of seasoned pretzel capability	(4.0)	—	—
Payments on Term Loans	—	—	(514.3)
Repurchases of common stock	(149.7)	(100.0)	—
Receipts related to stock-based award activities	—	—	0.4
Payments related to stock-based award activities	(4.1)	(6.9)	(4.7)
Net cash used in financing activities - continuing operations	(159.3)	(107.5)	(522.4)
Net cash used in financing activities - discontinued operations	—	—	(0.3)
Net cash used in financing activities	(159.3)	(107.5)	(522.7)
Effect of exchange rate changes on cash and cash equivalents	1.1	0.8	(4.2)
Net (decrease) increase in cash and cash equivalents	(30.7)	277.3	(265.6)
Add: Cash and cash equivalents of discontinued operations, beginning of period	—	—	4.1
Less: Cash and cash equivalents of discontinued operations, end of period	—	—	—
Cash and cash equivalents, beginning of year	320.3	43.0	304.5
Cash and cash equivalents, end of year	$289.6	$320.3	$43.0

	Year Ended December 31,
	2024	2023	2022
Supplemental cash flow disclosures:
Interest paid	$85.2	$93.7	$68.1
Net income taxes paid (refunded)	10.2	19.3	(3.0)

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	$17.5	$17.4	$21.4
Right-of-use assets obtained in exchange for lease obligations	4.5	45.1	86.8
Accrued deferred financing costs	0.1	—	—
Note receivable issued in exchange for the sale of business net assets	—	—	425.9
Note receivable increase from paid in kind interest	—	3.2	1.1
Note receivable purchase price adjustment reduction	—	(5.1)	—
Deferred payment from acquisition of seasoned pretzel capability	—	4.0	—

See Notes to Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2024, 2023, and 2022

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Consolidated Financial Statements include the accounts of TreeHouse Foods, Inc. and its 100% owned direct and indirect subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"). All intercompany balances and transactions are eliminated in consolidation.

Discontinued Operations — The Company completed the sales of its Snack Bars business on September 29, 2023, and a significant portion of its Meal Preparation business on October 3, 2022, both as components of its single plan of disposal from the Company’s strategic review process. These divestitures are presented as discontinued operations and have been excluded from continuing operations for all periods presented. Refer to Note 7 for additional information.

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

Cash and Cash Equivalents — We consider temporary cash investments with an original maturity of three months or less to be cash equivalents. As of December 31, 2024, there were no cash and cash equivalents held in foreign jurisdictions, in local currencies. As of December 31, 2023, $27.5 million represents the cash and cash equivalents held in foreign jurisdictions, in local currencies. The Company is exposed to potential risks associated with its cash and cash equivalents. The Company places its cash and cash equivalents with high credit quality financial institutions. Deposits with these financial institutions may exceed the amount of insurance provided; however, these deposits typically are redeemable upon demand and, therefore, the Company believes the financial risks associated with these financial instruments are minimal.

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

We perform impairment tests when circumstances indicate that the carrying value of an asset may not be recoverable. Refer to Note 3 and Note 8 for additional information. Expenditures for repairs and maintenance, which do not improve or extend the life of the assets, are expensed as incurred.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company does not have significant deferred revenue or unbilled receivable balances arising from transactions with customers. We do not capitalize contract inception costs, as contracts are one year or less. The Company does not incur significant fulfillment costs requiring capitalization. Shipping and handling costs associated with outbound freight are included within Selling and distribution expenses and are accounted for as a fulfillment cost as incurred, including shipping and handling costs after control over a product has transferred to a customer. Shipping and handling costs recorded as a component of Selling and distribution expense were approximately $97.7 million, $112.5 million, and $140.4 million for the years ended December 31, 2024, 2023, and 2022, respectively. In addition, any taxes collected on behalf of government authorities are excluded from net sales.

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

Derivative Instruments — The Company is exposed to certain risks relating to its ongoing business operations. The primary risks managed by derivative instruments include interest rate risk, commodity price risk, and market risk associated with the unfunded portion of the Company's deferred compensation liability. Derivative contracts are entered into for periods consistent with the related underlying exposure and do not constitute positions independent of those exposures. The Company does not enter into derivative instruments for trading or speculative purposes. All derivatives are recorded on a gross basis and carried at fair value in our Consolidated Balance Sheets. None of the Company's derivative instruments are accounted for under hedge accounting and the changes in their fair value are recorded in the Consolidated Statements of Operations. The cash flows associated with derivative instruments and their related gains and losses are presented in the cash flows from operating activities section of the Consolidated Statements of Cash Flows.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Research and Development Costs — We record research and development charges to expense as they are incurred and report them in General and administrative expense in our Consolidated Statements of Operations. Expenditures totaled $13.9 million, $13.0 million, and $12.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Advertising Costs — Advertising costs are expensed as incurred and reported in Selling and distribution expense of our Consolidated Statements of Operations. Expenditures totaled $1.2 million, $1.7 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Earnings (Loss) Per Share from Continuing Operations — Basic earnings per share is computed by dividing Net income (loss) by the number of weighted average common shares outstanding during the reporting period. The weighted average number of common shares used in the diluted earnings per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The ASU requires additional information about specific expenses in certain notes to the Consolidated Financial Statements. The new guidance will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain notes to the Consolidated Financial Statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, to enhance the transparency and decision usefulness of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024 on a prospective basis. Early adoption is permitted. Upon adoption, the impact of ASU 2023-09 will be limited to certain notes to the Consolidated Financial Statements.

Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, to update reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses and information used to assess segment performance. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this guidance during the fourth quarter of 2024. The adoption did not have a material impact on the Company's financial statements. Refer to Note 21 for further details regarding segment reporting.

3. GROWTH, REINVESTMENT, AND RESTRUCTURING PROGRAMS
The Company’s Growth, Reinvestment, and Restructuring activities are part of an enterprise-wide transformation to build long-term sustainable growth and improve profitability for the Company. As part of our Growth, Reinvestment, and Restructuring Programs, we generally incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance, employee separation costs, and other exit costs. Severance and employee separation costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and other termination benefits. Other exit costs typically relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our Growth, Reinvestment, and Restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other costs. Asset-related costs primarily relate to inventory write-downs, accelerated depreciation, and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, retention costs, organizational redesign, information technology system implementation, asset relocation costs, and costs to exit facilities or production.

Strategic Growth Initiatives

The Company began executing on its Strategic Growth Initiatives in 2021 and completed the program in 2023. These initiatives were designed to invest in our commercial organization, adapt the supply chain to better support long-term growth opportunities, and further enable the Company to build greater depth in growth categories. The total costs within this program were $115.5 million, comprised of consulting and professional fees, employee-related costs, and investment in information technology. The costs incurred for the years ended December 31, 2023 and 2022 were $15.1 million and $40.4 million, respectively.

Ready-to-drink Business Exit

During the second quarter of 2024, the Company made the decision to exit the Ready-to-drink ("RTD") business. The production for the RTD business ceased during the first quarter of 2025. The Company expects the total costs for the decommissioning and disposal of related assets and inventory, as well as other transitioning costs, to be approximately $4.0 million. The costs incurred for the year ended December 31, 2024 were $1.9 million and are recognized in Cost of sales and Other operating expense, net of the Consolidated Statements of Operations. Refer to Note 8 for additional information regarding the impairment of the RTD asset group in the second quarter of 2024.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Facility Closures

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and transitioned production from Dallas to its Northlake, Texas facility during the first half of 2024. As a result of the Dallas plant closure, an impairment of $4.7 million of property, plant, and equipment was recognized in our Dallas facility asset group in the fourth quarter of 2023. As the Company continued to execute upon integration activities associated with the Coffee Roasting Capability acquisition, the Company exited a distribution center in Grand Prairie, Texas during the third quarter of 2024. As a result of this distribution center exit, an impairment of $0.9 million of Operating lease right-of-use assets was recognized in our Grand Prairie asset group in the third quarter of 2024. These impairment charges are included in Other operating expense, net in the Consolidated Statements of Operations. Impairment charges are measured by comparing the carrying values of the asset groups to their estimated fair values. The fair value of these assets was based on expected future cash flows using Level 3 inputs under ASC 820.

Additionally, during the first quarter of 2024, the Company announced the closure of its Sioux Falls, South Dakota facility in connection with the integration of the Seasoned Pretzel Capability and transitioned production from Sioux Falls to its Hanover, Pennsylvania facility.

The Company expects the total costs related to these facility closures and associated distribution network optimization to be approximately $14.0 million, and the cumulative costs incurred to date are $12.2 million. The costs incurred for the years ended December 31, 2024 and 2023 were $7.2 million and $5.0 million, respectively.

Expenses associated with these activities are recorded in Cost of sales and Other operating expense, net in the Consolidated Statements of Operations.

Below is a summary of costs by line item for the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cost of sales	$1.9	$—	$0.5
Other operating expense, net	26.7	46.1	84.6
Total	$28.6	$46.1	$85.1

Below is a summary of costs by type associated with the Growth, Reinvestment, and Restructuring Programs:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Asset-related	$3.0	$4.7	$0.6
Employee-related	8.2	15.5	37.0
Other costs	17.4	25.9	47.5
Total	$28.6	$46.1	$85.1

For the years ended December 31, 2024, 2023, and 2022, asset-related costs primarily consisted of inventory write-downs, certain long-lived asset impairments, and accelerated depreciation; employee-related costs primarily consisted of severance, retention, and dedicated project employee cost; and other costs primarily consisted of consulting services and third party costs related to facility plant closures. Asset-related costs are recognized in Cost of sales and Other operating expense, net in the Consolidated Statements of Operations, and employee-related and other costs are primarily recognized in Other operating expense, net in the Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below presents the exit cost liability related to severance activity for the Growth, Reinvestment, and Restructuring Programs as of December 31, 2024:

Severance
(In millions)
Balance as of December 31, 2023	$5.4
Expenses recognized	4.7
Cash payments	(8.3)
Balance as of December 31, 2024	$1.8

The severance liabilities are included in Accrued expenses in the Consolidated Balance Sheets.

4. LEASES

The Company has operating and finance leases for manufacturing facilities, warehouses and distribution centers, office space, and certain equipment. Remaining lease terms for these leases range from 1 year to 9 years. Some of the Company’s leases include options to extend the leases for up to 16 years, and some include options to terminate the leases within 1 year.

Supplemental balance sheet information related to leases are as follows:

		December 31,
	Balance Sheet Classification	2024	2023
		(In millions)
Assets
Operating	Operating lease right-of-use assets	$154.4	$193.0
Finance	Property, plant, and equipment, net	4.1	0.6
Total assets		$158.5	$193.6

Liabilities
Current liabilities
Operating	Accrued expenses	$40.5	$40.2
Finance	Current portion of long-term debt	1.1	0.4
Total current liabilities		41.6	40.6
Noncurrent liabilities
Operating	Operating lease liabilities	125.4	165.0
Finance	Long-term debt	3.0	0.2
Total noncurrent liabilities		128.4	165.2
Total lease liabilities		$170.0	$205.8

The weighted-average discount rates for the Company's operating and finance leases are as follows:

	December 31,
Weighted-average discount rate	2024	2023
Operating leases	4.9%	4.7%
Finance leases	5.6%	2.7%

The weighted-average remaining lease term of the Company's operating and finance leases are as follows:

	December 31,
Weighted-average remaining lease term	2024	2023
Operating leases	4.7 years	5.5 years
Finance leases	4.1 years	1.4 years

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of lease expense are as follows:

		Year Ended December 31,
	Statement of Operations Classification	2024	2023	2022
		(In millions)
Operating lease cost	Cost of sales and General and administrative	$46.3	$48.7	$44.0
Finance lease cost:
Amortization of right-of-use assets	Cost of sales and General and administrative	1.0	0.7	1.0
Interest on lease liabilities	Interest expense	0.1	—	0.1
Total finance lease cost		1.1	0.7	1.1
Variable lease cost (1)	Cost of sales and General and administrative	12.4	14.8	15.9
Sublease income	Cost of sales, General and administrative, and Other operating expense, net	(8.1)	(4.3)	(4.1)
Net lease cost		$51.7	$59.9	$56.9

(1)    Includes short-term leases, which are immaterial.

As of December 31, 2024, future maturities of lease liabilities are as follows:

	Operating Leases	Finance Leases
	(In millions)
2025	$47.6	$1.3
2026	46.8	1.1
2027	40.3	1.0
2028	17.6	0.9
2029	11.1	0.3
Thereafter	23.7	—
Total lease payments	187.1	4.6
Less: Interest	(21.2)	(0.5)
Present value of lease liabilities	$165.9	$4.1

Other information related to leases were as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$48.0	$47.1	$42.1
Operating cash flows from finance leases	0.1	—	0.1
Financing cash flows from finance leases	0.9	0.6	1.1

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. RECEIVABLES SALES PROGRAM

The Company has entered into an agreement to sell certain trade accounts receivable to an unrelated, third-party financial institution at a discount (the "Receivables Sales Program"). The agreement can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreement, the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the current operating limit of outstanding accounts receivables to be sold at any time is $397.5 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institutions:

	December 31,
	2024	2023
	(In millions)
Outstanding accounts receivable sold	$375.0	$343.8
Receivables collected and not remitted to financial institutions	237.7	200.2

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

The following table summarizes the cash flows of the Company's accounts receivables associated with the Receivables Sales Program. All amounts in the table below include continuing and discontinued operations:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Receivables sold	$1,354.1	$1,850.3	$2,320.4
Receivables collected and remitted to financial institutions	(1,322.9)	(1,853.6)	(2,330.6)

The loss on sale of receivables from continuing operations represents the discount taken by third-party financial institutions and was $9.5 million, $13.9 million, and $6.5 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in Other expense (income), net in the Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of December 31, 2024 or December 31, 2023, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

6. INVENTORIES

	December 31,
	2024	2023
	(In millions)
Raw materials and supplies	$217.4	$245.4
Finished goods	321.9	288.6
Total inventories	$539.3	$534.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7. ACQUISITIONS AND DIVESTITURES

Acquisitions

Acquisition of Private Brand Tea Business

On January 2, 2025, the Company completed the acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea"), a leading private brand tea manufacturer in the U.S., for approximately $205.0 million in cash, subject to customary purchase price adjustments. In addition to private brand tea, Harris Tea manufactures specialty retail tea brands and foodservice tea products for restaurant and hospitality industries. The acquisition aligns with our long-term strategy to build capabilities in our higher-growth, higher-margin categories. The acquisition will be accounted for under the acquisition method of accounting. The required disclosures have not been provided as the initial accounting for the business combination was not complete prior to the issuance of these financial statements.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Acquisition of Seasoned Pretzel Capability

On April 1, 2023, the Company completed the acquisition of a seasoned pretzel capability for a total purchase price of $14.0 million, which included the recognition of $5.4 million within Goodwill in the Consolidated Balance Sheets based on the final purchase price allocation. The purchase price consisted of approximately $10.0 million in cash and a deferred payment of $4.0 million, which was paid in the third quarter of 2024. The deferred payment was recognized in Net cash used in financing activities - continuing operations in the Consolidated Statements of Cash Flows for the year ended December 31, 2024. The acquisition is in line with our strategy to build category leadership, depth and capabilities to drive profitable growth.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Sale of the Snack Bars Business

On September 29, 2023, the Company completed the sale of its Snack Bars business (the "Snack Bars Transaction" or the "Snack Bars Business") to John B. Sanfilippo & Son, Inc. (the "Snack Bars Business Buyer") for approximately $58.7 million in cash. The Snack Bars Business consisted of manufacturing, packaging, and selling snack bars and operated in the Lakeville, Minnesota plant. The Company classified the proceeds within Net cash provided by investing activities - discontinued operations. The Company recognized a gain on disposal of $1.1 million during the year ended December 31, 2023. The gain on disposal is recognized within Net loss from discontinued operations in the Company's Consolidated Statements of Operations. This transaction represented a component of the single plan of disposal from the Company’s strategic review process, which also resulted in the divestiture of a significant portion of the Meal Preparation business during the fourth quarter of 2022. The Snack Bars Transaction further advanced the Company's enterprise-wide transformation to simplify its business and build depth around a focused group of high-growth categories.

The Company entered into a Transition Services Agreement ("TSA") with John B. Sanfilippo & Son, Inc., which was designed to ensure and facilitate an orderly transfer of business operations. The TSA ended in the first quarter of 2024. TSA income is recognized as services are performed, and the income received under the TSA was $0.1 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.

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

The final purchase price consisted of approximately $522.6 million in cash and approximately $420.9 million in a five-year secured Seller Promissory Note (the "Seller Promissory Note"). On October 19, 2023, the Company received the repayment of its Seller Promissory Note Credit Agreement, which was reflected in Net cash provided by investing activities - discontinued operations in the Consolidated Statements of Cash Flows for the year ended December 31, 2023. During the years ended December 31, 2023 and 2022, the Company recognized $34.5 million and $10.6 million, respectively, within Interest income in the Consolidated Statements of Operations related to the Seller Promissory Note.

The Company recognized expected loss on disposal adjustments of $2.2 million and $128.5 million during the years ended December 31, 2023 and 2022, respectively. The expected loss on disposal is recognized within Net loss from discontinued operations in the Consolidated Statements of Operations.
The Meal Preparation Business consisted of consumer packaged food manufacturers that operated 14 manufacturing facilities in the United States, Canada, and Italy servicing primarily retail grocery customers. The Meal Preparation Business included 11 categories and sold center of the store grocery and main course meal items, such as pasta, pourable dressings, sauces, red sauces (salsas and pasta sauces), spoonables (mayos and dips), syrups, preserves, dry dinners (macaroni and cheese), dry blends and baking goods, and pie filling as well as pita chips.

The Company entered into a TSA with the Buyer, which was designed to ensure and facilitate an orderly transfer of business operations. The services provided under the TSA included, but were not limited to, IT systems implementation, IT and financial shared services, procurement and order processing, customer service, distribution network separation, and a supply agreement. All TSA services were exited during the second quarter of 2024. Additionally, a $35.0 million credit was provided to the Buyer by TreeHouse to cover initial TSA set-up costs that otherwise would have been incurred by the Buyer ("TSA Credit"). The TSA Credit was included in the fair value of consideration transferred, and it represented deferred income for TreeHouse until the Company incurred the related TSA costs, at which point the deferred income was reduced and TSA income recognized. TSA income is recognized as services are performed, and the income received under the TSA was $0.5 million, $41.1 million, and $22.7 million for the years ended December 31, 2024, 2023, and 2022, respectively. The TSA income is classified within Other operating expense, net in the Company's Consolidated Statements of Operations.

The Company has reflected these two transactions as discontinued operations. Unless otherwise noted, amounts and disclosures throughout these Notes to Consolidated Financial Statements relate to the Company's continuing operations.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Results of discontinued operations are as follows:

	Year Ended December 31,
	2023	2022
	(In millions)
Net sales	$121.3	$1,338.9
Cost of sales	127.6	1,186.4
Selling, general, administrative and other operating expense	0.9	123.0
Amortization expense	—	14.5
Loss on sale of business	1.1	128.5
Operating loss from discontinued operations	(8.3)	(113.5)
Interest expense and other (income) expense	(1.1)	20.8
Income tax (benefit) expense	(1.3)	2.8
Loss from discontinued operations, net of tax	$(5.9)	$(137.1)

8. PROPERTY, PLANT, AND EQUIPMENT

	December 31,
	2024	2023
	(In millions)
Land	$35.0	$35.2
Buildings and improvements	378.1	367.2
Machinery and equipment	1,063.3	1,042.5
Construction in progress	120.6	97.4
Total	1,597.0	1,542.3
Less accumulated depreciation	(848.4)	(804.7)
Property, plant, and equipment, net	$748.6	$737.6

Depreciation expense was $98.5 million, $93.7 million, and $91.7 million in 2024, 2023, and 2022, respectively.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the RTD business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our RTD beverages asset group. The impairment charge is included in Asset impairment in the Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the years ended December 31, 2024 and 2023 are as follows:

Goodwill
(In millions)
Balance at January 1, 2023	$1,817.6
Acquisitions	5.4
Foreign currency exchange adjustments	1.7
Balance at December 31, 2023	1,824.7
Foreign currency exchange adjustments	(5.4)
Balance at December 31, 2024	$1,819.3

The Company performed the annual impairment assessment on goodwill as of December 31, 2024 and 2023, noting no impairment losses.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of December 31, 2024 and 2023 are as follows:

	December 31,
	2024			2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$546.0	$(395.6)	$150.4	$549.3	$(364.1)	$185.2
Trademarks	19.2	(17.0)	2.2	18.7	(15.9)	2.8
Formulas/recipes	15.4	(15.0)	0.4	15.5	(14.9)	0.6
Computer software	212.6	(158.7)	53.9	209.0	(146.2)	62.8
Total finite lived intangibles	793.2	(586.3)	206.9	792.5	(541.1)	251.4

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$799.2	$(586.3)	$212.9	$798.5	$(541.1)	$257.4

The Company performed the annual impairment assessment on indefinite-lived intangibles as of December 31, 2024 and 2023, resulting in no impairment losses.

Estimated amortization expense on intangible assets for the next five years is as follows:

(In millions)
2025	$47.3
2026	44.6
2027	42.4
2028	39.7
2029	19.2

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. ACCRUED EXPENSES

Accrued expenses consist of:

	December 31,
	2024	2023
	(In millions)
Operating lease liabilities	$40.5	$40.2
Payroll and benefits	21.0	50.3
Health insurance, workers' compensation, and other insurance costs	17.3	16.1
Trade promotion liabilities	17.3	20.2
Taxes	16.3	9.8
Interest	6.8	7.3
Marketing liabilities	4.0	5.0
Derivative contracts	0.5	8.0
Other accrued liabilities	17.6	12.1
Total	$141.3	$169.0

11. INCOME TAXES
The components of Income before income taxes are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Domestic	$41.5	$75.5	$13.6
Foreign	(8.4)	7.9	(12.5)
Income before income taxes	$33.1	$83.4	$1.1
The following table presents the components of the 2024, 2023, and 2022 provision for income taxes:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Current:
Federal	$12.9	$15.3	$0.1
State	0.6	4.3	(0.3)
Foreign	0.2	1.3	1.4
Total current	13.7	20.9	1.2
Deferred:
Federal	(2.4)	4.1	3.1
State	(1.2)	(1.2)	8.7
Foreign	(3.9)	0.6	(2.7)
Total deferred	(7.5)	3.5	9.1
Total income tax expense	$6.2	$24.4	$10.3

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following is a reconciliation of income tax expense computed at the U.S. federal statutory tax rate to the income tax expense reported in the Consolidated Statements of Operations:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Tax at statutory rate	$7.0	$17.5	$0.2
State income taxes (1)	(0.5)	2.4	6.6
Effect of rates different than statutory	(0.5)	0.4	(0.5)
Excess tax expense related to stock-based compensation	1.8	0.9	3.0
Return-to-provision	(1.6)	(0.4)	0.1
Nondeductible officers' compensation	1.3	3.2	1.3
Uncertain tax positions	(1.0)	(0.5)	(2.5)
Tax credits	(0.9)	(0.5)	(0.7)
Valuation allowance	0.9	—	—
Effect of cross-border tax laws	(0.2)	1.3	—
Canadian restructuring (2)	—	—	1.6
Nondeductible transaction costs	—	—	1.4
Other, net	(0.1)	0.1	(0.2)
Total provision for income taxes	$6.2	$24.4	$10.3
(1)    2024, 2023, and 2022 State income taxes are inclusive of a change in the valuation allowance of $(0.2) million, $0.1 million, and $5.0 million, respectively, recorded against certain deferred tax assets.
(2)    In anticipation of the sale of a significant portion of the Meal Preparation business, the Company completed a Canadian restructuring resulting in a $1.6 million tax impact during 2022.
The tax effects of temporary differences giving rise to deferred income tax assets and liabilities were:

	December 31,
	2024	2023
	(In millions)
Deferred tax assets:
Loss and credit carryovers	$48.2	$197.4
Lease liabilities	41.9	51.0
Interest limitation carryover	23.3	16.9
Accrued liabilities	10.0	14.4
Inventory reserves	10.0	13.0
Pension and postretirement benefits	7.0	8.3
Stock compensation	3.6	4.4
Other	6.7	5.2
Total deferred tax assets	150.7	310.6
Valuation allowance	(31.1)	(178.2)
Total deferred tax assets, net of valuation allowance	119.6	132.4

Deferred tax liabilities:
Fixed assets and intangible assets	(180.3)	(191.2)
Lease assets	(39.8)	(49.2)
Other	(2.4)	(2.4)
Total deferred tax liabilities	(222.5)	(242.8)
Net deferred income tax liability	$(102.9)	$(110.4)

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table details the Company's tax attributes primarily related to net operating losses, tax credits, and capital losses for which it has recorded deferred tax assets:

Tax Attributes	Gross Attribute Amount	Net Attribute Amount	Expiration Years
	(In millions)
Foreign net operating losses	$12.5	$3.2	2029 – 2044
State net operating losses	265.8	10.3	2025 – 2044
Federal credits	—	4.9	2027
State credits	—	7.4	2025 – 2039
Federal capital loss	35.7	7.5	2027
State capital loss	226.1	7.5	2027 – 2037
Foreign capital loss	45.4	6.0	N/A
Other	—	1.4	2025
Total		$48.2
The Company assessed the realizability of its deferred tax assets and has recorded a valuation allowance of $31.1 million against certain tax attributes that will more likely than not expire unused. The decrease in the valuation allowance is primarily related to certain domestic and state capital loss carryforwards that have expired unused.
The Company or one of its subsidiaries files income tax returns in the U.S., Canada, and various U.S. states. In the U.S. federal jurisdiction, the statute of limitations is open for new examinations for the tax years ended December 31, 2021 and forward; for Canadian purposes, the statute of limitations is generally open for new examinations for the tax years ended December 31, 2017 and forward; and for the various U.S. states the statute of limitations is generally open for new examinations for the tax years ended December 31, 2020 and forward.

Our Canadian operations are under exam by the Canadian Revenue Agency ("CRA") for tax years 2012 through 2020. These examinations are expected to extend beyond 2025. The Company has examinations in process with various state taxing authorities, which are expected to be completed in 2025.
During the year, the Company recorded adjustments to its unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Unrecognized tax benefits beginning balance	$1.1	$1.5	$7.1
Reductions due to statute lapses	(0.6)	(0.4)	(0.4)
Foreign currency translation	(0.1)	—	(0.1)
Reductions resulting from dispositions	—	—	(2.2)
Reductions related to settlements with taxing authorities	—	—	(2.9)
Unrecognized tax benefits ending balance	$0.4	$1.1	$1.5

Unrecognized tax benefits are included in Other long-term liabilities of the Consolidated Balance Sheets. Of the amount accrued at December 31, 2024 and 2023, $0.5 million and $1.0 million, respectively, would impact Net income (loss) from continuing operations when settled. Of the amounts accrued at December 31, 2024 and 2023, none relates to unrecognized tax benefits assumed in prior acquisitions, which have been indemnified by the previous owners.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.4 million within the next 12 months, primarily as a result of the resolution of audits currently in progress and the lapsing of statutes of limitations. Approximately all of the $0.4 million would affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes interest (income) expense and penalties related to unrecognized tax benefits in income tax expense. During the years ended December 31, 2024, 2023, and 2022, the Company recognized net interest and penalties of $(0.3) million, $(0.1) million, and $(0.1) million, respectively. These amounts are primarily the result of statute lapses and are recognized in income tax expense from continuing operations. The Company has accrued approximately $0.1 million and $0.4 million for the payment of interest and penalties at December 31, 2024 and 2023, respectively, of which none are indemnified as of December 31, 2024 and 2023.

12. LONG-TERM DEBT

	December 31,
	2024	2023
	(In millions)

Term Loan A	$316.4	$316.4
Term Loan A-1	588.6	588.6
2028 Notes	500.0	500.0
Finance leases	4.1	0.6
Total outstanding debt	1,409.1	1,405.6
Deferred financing costs	(6.7)	(9.2)
Less current portion	(1.1)	(0.4)
Total long-term debt	$1,401.3	$1,396.0

The scheduled maturities of outstanding debt, excluding deferred financing costs, at December 31, 2024 are as follows (in millions):

2025	$1.1
2026	589.5
2027	0.9
2028	817.3
2029	0.3
Thereafter	—
Total outstanding debt	$1,409.1

Credit Agreement — On December 1, 2017, the Company entered into the Second Amended and Restated Credit Agreement (the "Credit Agreement"). The senior unsecured credit facility includes a revolving credit facility (the "Revolving Credit Facility" or the "Revolver") and two term loans. The Company has executed six amendments to the Credit Agreement as of December 31, 2024.

Loss on Extinguishment of Debt — During the year ended December 31, 2022, the Company paid down debt of $500.0 million which consisted of $174.8 million on Term Loan A and $325.2 million on Term Loan A-1 and reduced the revolving credit commitment from $750.0 million to an aggregate amount of $500.0 million. The Company incurred a loss on extinguishment of debt totaling $4.5 million representing the write-off of deferred financing costs in connection with the debt prepayment and revolving credit commitment reduction in October 2022.

Revolving Credit Facility — As of December 31, 2024, the Company had remaining availability of $467.7 million under its $500.0 million Revolving Credit Facility, and there were $32.3 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. Under the Credit Agreement, the Revolving Credit Facility matures on March 26, 2026.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest Rate Swap Agreements — As of December 31, 2024, the Company had entered into long-term interest rate swap agreements to mitigate its variable rate debt exposures. The notional amount of these agreements is $1,750.0 million as of December 31, 2024 and $1,175.0 million as of December 31, 2023. Refer to Note 20 for additional information regarding the Company's interest rate swap agreements.

Fair Value — At December 31, 2024, the aggregate fair value of the Company's total debt was $1,359.8 million and its carrying value was $1,405.0 million. At December 31, 2023, the aggregate fair value of the Company's total debt was $1,350.5 million and its carrying value was $1,405.0 million. The fair values of Term Loan A and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Finance Lease Obligations and Other — The Company owes $4.1 million related to finance leases. Finance lease obligations represent machinery and equipment financing obligations, which are payable in monthly installments of principal and interest, and are collateralized by the related assets financed. Refer to Note 4 for additional information regarding the Company's finance leases.

Deferred Financing Costs — As of December 31, 2024 and December 31, 2023, deferred financing costs of $6.7 million and $9.2 million were included as a direct deduction from outstanding long-term debt. Fees associated with the Revolving Credit Facility are presented in Other assets, net. Deferred financing costs are amortized over their estimated useful lives based on the terms of their respective agreements.

Subsequent Event — On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement, dated as of January 17, 2025 (the "New Credit Agreement"), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The New Credit Agreement amends, restates and replaces the Company’s existing Credit Agreement, dated as of December 1, 2017 (as amended from time to time prior to January 17, 2025), pursuant to which the Company obtained a $500.0 million revolving credit facility (the "Revolving Facility"), a $500.0 million term A loan (the "Term A Loan") and a $900.0 million tranche A-1 term loan (the "Tranche A-1 Term Loan" and, together with the Term A Loan, the "Term Loans"). Pursuant to the New Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Facility and the Term Loans, (ii) decreased the aggregate size of the Term A Loan to $480.0 million and (iii) decreased the aggregate size of the Tranche A-1 Term Loan to $425.0 million.

Both the Revolving Facility and the Term Loans mature on January 17, 2030. The initial pricing for the Revolving Facility and the Tranche A-1 Term Loan is determined by Term SOFR plus a margin of 2.00%. Thereafter, the Revolving Facility and the Tranche A-1 Term Loan will bear interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.25% to 2.50% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.25% to 1.50% based on the Company’s consolidated net leverage ratio. The Company will also pay an unused fee on the Revolving Facility at a rate ranging from 0.20% to 0.40% based on the Company’s consolidated net leverage ratio, with the initial unused fee set at 0.30%. The Revolving Facility includes sub-facilities for swing line loans and letters of credit.

The initial pricing for the Term A Loan is determined by Term SOFR plus a margin of 2.275%. Thereafter, the Term A Loan will bear interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.525% to 2.775% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the New Credit Agreement) plus a margin ranging from 0.525% to 1.775% based on the Company’s consolidated net leverage ratio; provided that the Company and Term A Loan lenders may agree to a quoted fixed rate for the Term A Loan at a future date.

The New Credit Agreement contains substantially the same covenants as the prior Credit Agreement other than upsizing of the non-Loan Party (as defined in the New Credit Agreement) investment basket and addition or modification of covenants relating to certain regulatory requirements (including farm credit act). The covenants include a financial covenant requiring that the Company maintains a certain consolidated net leverage ratio and other covenants, including with respect to limitations on liens, investments, indebtedness, mergers, consolidations and acquisitions, dispositions of assets, restricted payments, changes in the nature of the Company’s business, transactions with affiliates, burdensome agreements, use of proceeds, sale and leaseback transactions and amendments to organizational documents. The New Credit Agreement also contains customary representations, warranties and events of default.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s obligations under the New Credit Agreement are guaranteed by substantially all of its wholly-owned domestic subsidiaries.

13. STOCKHOLDERS' EQUITY

Common Stock — The Company has authorized 90.0 million shares of common stock with a par value of $0.01 per share. No dividends have been declared or paid.

Share Repurchase Authorization — On November 13, 2024, the Company announced that the Board of Directors (the "Board") authorized a $400 million stock repurchase program. This authorization is open ended and replaced the Company's previous stock repurchase authorization of $400 million, which was approved by the Board on November 2, 2017 (the "Prior Authorization"). The Company had repurchased approximately $376.5 million of shares of the Company’s common stock under the Prior Authorization. Any repurchases under the program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million, and $393.5 million remained available under the $400 million total authorization as of December 31, 2024. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Year Ended December 31,
	2024	2023	2022
	(In millions, except per share data)
Shares repurchased	4.1	2.3	—
Weighted average price per share	$36.28	$43.38	$—
Total cost, excluding excise tax	$149.7	$100.0	$—
Excise tax (1)	$1.5	$0.9	$—

(1)The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Consolidated Balance Sheets.

Preferred Stock — The Company has authorized 10.0 million shares of preferred stock with a par value of $0.01 per share. No preferred stock has been issued.

14. EARNINGS PER SHARE

The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Weighted average common shares outstanding	52.2	55.8	56.0
Assumed exercise/vesting of equity awards (1)	0.4	0.6	—
Weighted average diluted common shares outstanding	52.6	56.4	56.0

(1)Incremental shares from equity awards are computed by the treasury stock method. For the year ended December 31, 2022, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss from continuing operations for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.6 million, 1.1 million, and 1.4 million for the years ended December 31, 2024, 2023, and 2022, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

15. STOCK-BASED COMPENSATION
The Board of Directors adopted, and the Company’s Stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million, of which approximately 7.8 million remained available at December 31, 2024.
Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net income (loss) from continuing operations are as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Compensation expense related to stock-based payments	$19.1	$24.8	$19.8
Related income tax benefit	4.5	5.9	4.7

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
The following table summarizes stock option activity during 2024:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at January 1, 2024	578	$64.20	5.1	$—
Forfeited	(18)	42.69
Expired	(87)	83.24
Outstanding, at December 31, 2024	473	61.46	4.7	—
Vested/expected to vest, at December 31, 2024	468	61.67	4.7	—
Exercisable, at December 31, 2024	297	72.57	3.1	—

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Intrinsic value of stock options exercised	$—	$—	$0.1
Unrecognized compensation costs related to nonvested options totaled $0.5 million at December 31, 2024 and are expected to be recognized over a weighted average period of 0.4 years. There was no tax benefit recognized from stock option exercises for the years ended December 31, 2024, 2023, and 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Stock options are valued using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock price. The risk-free rate for periods within the contractual life of the stock options is based on the U.S. Treasury yield curve in effect at the time of the grant. We based our expected term on the simplified method as described under the SEC Staff Accounting Bulletin No. 107. The weighted average assumptions used to calculate the value of the stock option awards granted are presented as follows (no stock options were granted in 2024 and 2023):

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

The following table summarizes the restricted stock unit activity during the year ended December 31, 2024:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at January 1, 2024	573	$41.57	45	$50.14
Granted	511	37.12	35	36.10
Vested	(255)	41.30	(18)	51.87
Forfeited	(133)	39.42	—	—
Nonvested, at December 31, 2024	696	38.82	62	41.73
Earned and deferred, at December 31, 2024			28	48.62

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Fair value of vested restricted stock units	$10.3	$17.2	$13.1
Tax benefit recognized from vested restricted stock units	1.7	2.9	2.5
Unrecognized compensation costs related to nonvested restricted stock units are approximately $17.9 million as of December 31, 2024 and will be recognized over a weighted average period of 1.7 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.
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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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
•For performance unit awards granted in 2021 through 2024, certain executive members of management received awards that were measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for years 2021 through 2023 and between 0% and 200% for 2024, for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company’s absolute annualized TSR relative to the annualized TSR of a Peer Group. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant date fair value of $37.56 on approximately 35,800 units granted in 2024.
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

	Year Ended December 31,
	2024	2023	2022
Dividend yield	0%	0%	0%
Risk-free rate	4.50%	3.87%	2.36%
Expected volatility (TreeHouse Foods, Inc.)	34.34%	35.17%	36.84%
Expected volatility (Peer Group)	33.56%	35.04%	36.64%
Expected volatility (Index)	N/A	N/A	16.30%
Expected term (in years)	2.79	2.80	2.14

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes the performance unit activity during the year ended December 31, 2024:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at January 1, 2024	534	$47.44
Granted	143	36.95
Vested	(45)	43.45
Forfeited	(254)	56.17
Nonvested, at December 31, 2024	378	38.04

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Fair value of vested performance units	$1.8	$5.0	$2.4
Tax benefit recognized from performance units vested	0.1	0.4	0.3
Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $4.6 million as of December 31, 2024 and are expected to be recognized over a weighted average period of 1.2 years. The fair value of the portion of the awards earned based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

16. ACCUMULATED OTHER COMPREHENSIVE LOSS
Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (2)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at January 1, 2022	$(70.9)	$17.3	$(53.6)
Other comprehensive loss before reclassifications	(11.5)	(14.3)	(25.8)
Reclassifications from accumulated other comprehensive loss (3) (4)	(4.6)	0.3	(4.3)
Other comprehensive loss	(16.1)	(14.0)	(30.1)
Balance at December 31, 2022	(87.0)	3.3	(83.7)
Other comprehensive income	2.8	4.8	7.6
Balance at December 31, 2023	(84.2)	8.1	(76.1)
Other comprehensive (loss) income	(8.7)	2.1	(6.6)
Balance at December 31, 2024	$(92.9)	$10.2	$(82.7)
(1)The tax impact of the foreign currency translation adjustment was insignificant for the years ended December 31, 2024, 2023, and 2022.
(2)The unrecognized pension and postretirement benefits are presented net of tax of $0.7 million, $1.6 million, and $(4.5) million for the years ended December 31, 2024, 2023, and 2022 respectively.
(3)Refer to Note 17 for additional information regarding reclassifications of unrecognized pension and postretirement benefits.
(4)In connection with the completion of the sale of a significant portion of the Company’s Meal Preparation business on October 3, 2022, the Company completed the liquidation of its investment in its Italian subsidiary. Accordingly, $4.6 million of accumulated foreign currency translation adjustments were reclassified from accumulated other comprehensive loss and into earnings. This amount was recognized within Net loss from discontinued operations in the Consolidated Statements of Operations for the year ended December 31, 2022.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. EMPLOYEE PENSION AND POSTRETIREMENT BENEFIT PLANS
Defined Contribution Plans — Certain of our union and non-union employees participate in savings and profit sharing plans. These plans generally provide for salary reduction contributions to the plans on behalf of the participants of between 1% and 80% of a participant’s annual compensation and provide for employer matching and non-matching contributions. The Company established tax-qualified defined contribution plans and group registered savings plans to manage the assets. On a continuing operations basis, for the years ended December 31, 2024, 2023, and 2022, the Company made matching and non-matching contributions to the plans of $16.0 million, $14.0 million, and $14.3 million, respectively.
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

Pension benefits for eligible salaried and non-union employees were frozen in 2002 for years of creditable service. For these employees, incremental pension benefits are only earned for changes in compensation affecting final average pay. Pension benefits earned by union employees covered by collective bargaining agreements, but not participating in multiemployer pension plans, are earned based on creditable years of service and the specified benefit amounts negotiated as part of the collective bargaining agreements. The Company’s funding policy provides that annual contributions to the pension plan master trust will be at least equal to the minimum amounts required by Employee Retirement Income Security Act of 1974, as amended. The Company estimates that its 2025 contributions to its pension plans will be $1.9 million. The measurement date for the defined benefit pension plans is December 31.

Certain employees participate in benefit programs that provide certain health care and life insurance benefits for retired employees and their eligible dependents. The plans are unfunded. The Company estimates that its 2025 contributions to its postretirement benefit plans will be $1.2 million. The measurement date for the other postretirement benefit plans is December 31.

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

At December 31, 2024, our master trust was invested as follows: investments in fixed income were at 61%; investments in equity securities were at 27%; investments in hedge funds were at 4%; investments in real estate were at 2%; and cash and cash equivalents were 6%. The allocation of our master trust investments as of December 31, 2024 is generally consistent with the targets set forth by our Benefit Plans Committee.

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
The fair value of the Company’s pension plan assets at December 31, 2024 and 2023 is as follows:

	December 31, 2024		December 31, 2023
	Total	Level 1	Total	Level 1
	(in millions)
Cash and cash equivalents	$2.7	$2.7	$1.3	$1.3
Equity funds	50.3	50.3	53.6	53.6
Fixed income funds	7.1	7.1	7.5	7.5
Real estate funds	4.3	4.3	4.5	4.5
Fair value of plan assets in the fair value hierarchy	64.4	64.4	66.9	66.9

Cash and cash equivalents	7.5		30.7
Fixed income funds	105.5		92.4
Hedge funds	7.8		6.9
Investments measured at NAV	120.8		130.0
Total	$185.2		$196.9

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

Fixed income funds - Includes fixed income funds that are primarily made up of various fixed income securities traded in active markets and are categorized as level 1 investments. Other fixed income funds valued based upon NAV are included as a reconciling item to the fair value table.

Real estate funds - Includes investments in real estate funds traded in active markets and are categorized as level 1 investments.

Hedge funds - Includes hedge funds that are not traded in active markets and are valued based upon NAV and included as a reconciling item to the fair value table.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table summarizes information about our pension and postretirement benefit plans for the years ended December 31, 2024 and 2023:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
	(in millions)
Change in projected benefit obligation:
Projected benefit obligation, at beginning of year	$216.9	$254.8	$15.1	$17.8
Service cost	0.3	0.3	—	—
Interest cost	10.2	12.3	0.7	0.8
Actuarial (gain) loss (1)	(12.1)	2.8	(0.4)	(2.2)
Annuity lift-out (2)	—	(33.5)	—	—
Benefits paid	(15.8)	(19.8)	(1.0)	(1.3)
Projected benefit obligation, at end of year	$199.5	$216.9	$14.4	$15.1
Change in plan assets:
Fair value of plan assets, at beginning of year	$196.9	$229.9	$—	$—
Actual gain on plan assets	1.2	19.6	—	—
Company contributions	2.9	0.7	1.1	1.2
Annuity lift-out (2)	—	(33.5)	—	—
Benefits paid	(15.8)	(19.8)	(1.1)	(1.2)
Fair value of plan assets, at end of year	$185.2	$196.9	$—	$—
Funded status of the plan	$(14.3)	$(20.0)	$(14.4)	$(15.1)
Amounts recognized in the Consolidated Balance Sheets:
Current liability	$(0.7)	$(0.7)	$(1.2)	$(1.2)
Noncurrent liability	(13.6)	(19.3)	(13.2)	(13.9)
Net amount recognized	$(14.3)	$(20.0)	$(14.4)	$(15.1)
Amounts recognized in Accumulated other comprehensive loss:
Net actuarial gain	$(4.8)	$(1.9)	$(8.8)	$(8.9)
Prior service cost	—	—	—	—
Total, before tax effect	$(4.8)	$(1.9)	$(8.8)	$(8.9)
(1)The actuarial gains and losses for the pension plans in 2024 and 2023 were primarily related to a change in the discount rate used to measure the benefit obligations of those plans. For the postretirement benefits plan, the 2024 actuarial gain was primarily due to the change in discount rate used to measure the benefit obligation, while the 2023 actuarial gain was primarily due to the change in the assumed health care costs for the plan.
(2)Annuity lift-out was a 2023 transaction that provided for the purchase of an annuity contract to fund pension plan annuities of retirees.

	Pension Benefits
	2024	2023
	(In millions)
Accumulated benefit obligation	$199.4	$216.7

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Weighted average assumptions used to determine the pension benefit obligations:
Discount rate (1)	5.61%	4.96%	5.60%	4.95%
Rate of compensation increases	3.10%	3.10%	—	—
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the pension plan annuity lift-out. The discount rate for the settlement charge had a weighted average of 5.81%.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The key actuarial assumptions used to determine the postretirement benefit obligations as of December 31, 2024 and 2023 are as follows:

	2024		2023
	Pre-65	Post-65	Pre-65	Post-65
Health care cost trend rates:
Health care cost trend rate for next year	8.63%	9.73%	7.16%	7.93%
Ultimate rate	4.50%	4.50%	4.50%	4.50%
Year ultimate rate achieved	2034	2034	2032	2032

The following table summarizes the net periodic cost of our pension and postretirement benefit plans for the years ended December 31, 2024, 2023, and 2022:

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
	(In millions)			(In millions)
Components of net periodic costs:
Service cost	$0.3	$0.3	$0.5	$—	$—	$—
Interest cost	10.2	12.3	9.2	0.7	0.8	0.6
Expected return on plan assets	(10.8)	(13.0)	(15.1)	—	—	—
Amortization of unrecognized prior service cost	—	0.1	0.1	—	—	—
Amortization of unrecognized net loss (gain)	0.4	0.4	0.3	(0.4)	(0.5)	—
Annuity lift-out (1)	—	0.3	—	—	—	—
Net periodic cost (benefit)	$0.1	$0.4	$(5.0)	$0.3	$0.3	$0.6
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the annuity lift-out within Other expense (income), net in the Consolidated Statements of Operations.

	Pension Benefits			Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Weighted average assumptions used to determine the periodic benefit costs:
Discount rate (1)	4.96%	5.16%	2.86%	4.95%	5.15%	2.80%
Rate of compensation increases	3.10%	3.10%	3.00%	—	—	—
Expected return on plan assets	5.75%	6.25%	4.85%	—	—	—
(1)For the year ended December 31, 2023, the Company recognized a settlement charge related to the pension plan annuity lift-out. The discount rate for the settlement charge had a weighted average of 5.81%.

Estimated future pension and postretirement benefit payments from the plans are as follows:

	Pension Benefits	Postretirement Benefits
	(In millions)
2025	$17.1	$1.2
2026	16.6	1.2
2027	16.6	1.2
2028	16.3	1.2
2029	16.1	1.3
2030-2034	75.3	6.1

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company’s participation in multiemployer pension plans is outlined in the table below. The EIN column provides the Employer Identification Number ("EIN") of each plan. Unless otherwise noted, the most recent Pension Protection Act zone status available in December 31, 2024 and 2023 is for the plan’s years ended December 31, 2023, and 2022, respectively. The zone status is based on information that the Company received from the plan, and is certified by the plan’s actuary. Among other factors, plans in the red zone are considered to be in "critical status" and are generally less than 65% funded, plans in the yellow zone are 65% to 80% funded, and plans in the green zone are at least 80% funded. The FIP column indicates plans for which a financial improvement plan ("FIP") is either pending or has been implemented. The Surcharge Imposed column indicates whether the Company contribution rate for its fiscal year that ended on December 31, 2024 included an amount in addition to the contribution rate specified in the applicable collective bargaining agreement, as imposed by a plan in "critical status," in accordance with the requirements of the Internal Revenue Code. The last column lists the expiration dates of the collective bargaining agreements to which the plans are subject. There have been no other significant changes in the number of Company employees covered by the multiemployer plans or other significant events that would affect the comparability of contributions to the plans.

The following table lists information about the Company's individually significant multiemployer pension plans:

		Pension Protection Act Zone Status			TreeHouse Foods				Expiration Date
	EIN / Pension	Plan Year Ended December 31,		FIP Implemented	Contributions (in millions)			Surcharge Imposed	Of Collective Bargaining
Plan Name	Plan Number	2023	2022	(yes or no)	2024	2023	2022	(yes or no)	Agreement(s)
Bakery and Confectionery
Union and Industry									7/17/2027
International Pension Fund	52-6118572 / 001	Red	Red	Yes	$2.0	$1.7	$1.8	No	6/5/2027
Central States Southeast and
Southwest Areas Pension
Fund	36-6044243 / 001	Red	Red	Yes	1.0	1.3	1.1	No	12/31/2025
Rockford Area Dairy
Industry Local 754, Intl.
Brotherhood of Teamsters
Retirement Pension Plan (1)	36-6067654 / 001	Green	Green	No	0.7	0.6	0.6	No	4/30/2026
(1)A subsidiary of the Company was listed in the plan’s Form 5500 as providing more than 5.0% of the total contributions for the plan's year ended December 31, 2023 and 2022.
At the date these financial statements were issued, Forms 5500 were not available for the multiemployer pension plans for the plan year ended December 31, 2024. No withdrawal liabilities were established related to multiemployer pension plans, as withdrawal from the remaining plans is not probable as of December 31, 2024.
Multiemployer Plans Other Than Pensions - The Company contributes to certain multiemployer postretirement benefit plans other than pensions on behalf of employees covered by collective bargaining agreements. These plans are administered jointly by management and union representatives and cover all eligible retirees. These plans are primarily health and welfare funds and carry the same multiemployer risks as identified at the beginning of this Note. Total contributions to these plans were $3.0 million, $2.4 million, and $2.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. OTHER OPERATING EXPENSE, NET
The Company incurred other operating expense for the years ended December 31, 2024, 2023, and 2022, which consisted of the following:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Growth, reinvestment, and restructuring programs (1)	$26.7	$46.1	$84.6
TSA income (2)	(0.6)	(41.7)	(22.7)
Other	—	0.9	0.9
Total other operating expense, net	$26.1	$5.3	$62.8
(1)Refer to Note 3 for additional information.
(2)Refer to Note 7 for additional information.

19. COMMITMENTS AND CONTINGENCIES
Griddle Product Recall and Related Costs

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that are still within their shelf-life. These frozen griddle products may have had the potential to be contaminated with Listeria monocytogenes. For the year ended December 31, 2024, the Company recognized incremental charges of $36.6 million related to the product recall. These charges were comprised of product returns as a reduction in Net sales of $21.0 million, and inventory write-offs, plant shutdown charges, and other costs, including logistics resulting in an impact of $15.6 million in Cost of sales within the Consolidated Statements of Operations. As of December 31, 2024, a $9.6 million product recall liability is included within Accrued expenses in the Consolidated Balance Sheets.

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

Broth Product Recall and Related Costs

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. These broth products may have had the potential for non-pathogenic microbial contamination due to lack of sterility assurance. During the fourth quarter of 2024, the Company recognized a $10.0 million insurance recovery in Cost of sales in the Consolidated Statements of Operations. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On August 26, 2022, plaintiffs in the consolidated Wells case filed a second consolidated amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023. On March 22, 2024, the Appellate Court reversed the state trial court’s dismissal of the consolidated amended complaint and remanded to the state trial court for further proceedings. On October 1, 2024, the parties advised the state trial court of their agreement in principle to settle the action, and on the same day, the court entered an order staying all proceedings pending the submission of a motion for preliminary settlement approval. On December 18, 2024, the court entered an order preliminarily approving the settlement, and set a final settlement approval hearing on March 10, 2025.

Other Claims

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees, which monetary damages, in August 2020, were estimated by the Company's economic expert to be in the range of $719.4 million to $1.5 billion for the Company's antitrust claims, before trebling, and $358.0 million for a subset of the Company's false advertising claims, without accounting for discretionary trebling by the Court. The matter remains pending, with summary judgment motions fully briefed. On March 28, 2022, the Magistrate Judge issued an Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. On January 3, 2025, the Court denied KGM's motions to exclude the opinions of the Company's experts and granted Plaintiffs' motion to exclude the opinion of KGM's sham litigation expert. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any recovery amount in its Consolidated Financial Statements as of December 31, 2024.

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
The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $1,750.0 million as of December 31, 2024 and $1,175.0 million as of December 31, 2023. Under the terms of the agreements, the weighted average fixed interest rate base for the $875.0 million of interest rate swaps maturing on February 28, 2025 is approximately 2.91%, and for the $875.0 million of interest rate swaps effective February 28, 2025 through February 29, 2028, is approximately 3.69%.

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

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company’s risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company’s risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of December 31, 2024 and 2023, the notional value of the commodity contracts outstanding was $61.5 million and $24.4 million, respectively. These commodity contracts have maturities expiring throughout 2025 as of December 31, 2024.

Total Return Swap Contract — The Company had an economic hedge program that used a total return swap contract to hedge the market risk associated with the unfunded portion of the Company's deferred compensation liability. The total return swap contract trades generally had a duration of one month and were rebalanced and re-hedged at the end of each monthly term. The total return swap contract was measured at fair value and recognized in the Consolidated Balance Sheets, with changes in value being recognized in the Consolidated Statements of Operations. At December 31, 2024 and 2023, the Company had no outstanding and unsettled total return swap contracts.

The following table identifies the fair value of each derivative instrument:

		December 31,
	Balance Sheet Location	2024	2023
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$9.1	$1.9
Interest rate swap agreements	Prepaid expenses and other current assets	2.2	—
Interest rate swap agreements	Other assets, net	7.6	17.9
		$18.9	$19.8
Liability derivatives
Commodity contracts	Accrued expenses	$—	$0.8
Interest rate swap agreements	Accrued expenses	0.4	7.2
		$0.4	$8.0

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
We recognized the following gains and losses on our derivative contracts in the Consolidated Statements of Operations:

	Location of Gain (Loss)	Year Ended December 31,
	Recognized in Net Income (Loss)	2024	2023	2022
		(In millions)
Mark-to-market unrealized gain (loss):
Commodity contracts	Other expense (income), net	$8.0	$1.4	$(3.3)
Interest rate swap agreements	Other expense (income), net	(1.3)	(16.5)	78.4
Total unrealized gain (loss)		$6.7	$(15.1)	$75.1
Realized gain:
Commodity contracts	Manufacturing-related to Cost of sales and transportation-related to Selling and distribution	$8.7	$—	$17.8
Interest rate swap agreements	Interest expense	21.3	19.3	(10.7)
Total return swap contract	General and administrative	—	—	(1.2)
Total realized gain		$30.0	$19.3	$5.9
Total gain		$36.7	$4.2	$81.0

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

21. SEGMENT, GEOGRAPHIC, AND CUSTOMER INFORMATION
Segment Information —The Company has one reportable segment, which manufactures and distributes private brands food and beverages. Our products are primarily shelf stable and share similar customers and distribution. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. Those business activities include selling snacking offerings, beverages and drink mix offerings, and other grocery offerings across various channels including retail grocery, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. The majority of our manufacturing plants each produce one food or beverage category. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for procurement and general and administrative activities. The accounting policies of the segment are the same as those described in the Summary of Significant Accounting Policies for the Company. Refer to Note 1 for additional information.

The Chief Executive Officer ("CEO") has been identified as our Chief Operating Decision Maker ("CODM"). We have one segment manager who reports directly to the CODM, with their incentive compensation based on the consolidated results of the Company. The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. The CODM uses discrete financial information at the consolidated level to assess performance for the segment and decides how to allocate resources based on the Company's consolidated Net income (loss) from continuing operations, which is reported on the Consolidated Statement of Operations. The measure of segment assets is reported on the Consolidated Balance Sheet as Total assets.

Reported segment revenue, segment profit or loss, and significant segment expenses are as follows:

		Year Ended December 31,
		2024	2023	2022
Net sales		$3,354.0	$3,431.6	$3,297.1
Cost of sales		2,805.6	2,855.5	2,774.7
Selling, distribution, general, and administrative:
Freight out and commissions		116.2	129	161.4
Direct selling, general, and administrative		36.5	31.9	25.5
Corporate selling, general, and administrative		198.6	214.8	237.4
Amortization expense		48.6	48.2	47.9
Asset impairment		19.3	—	—
Other operating expense, net	(1)	26.1	5.3	62.8
Total other expense (income)	(2)	70.0	63.5	(13.7)
Income tax expense		6.2	24.4	10.3
Net income (loss) from continuing operations		$26.9	$59.0	$(9.2)

(1)Refer to Note 18 for additional information on other segment items included within Other operating expense, net.
(2)Total other expense (income) includes other segment items primarily including interest expense, interest income, loss on extinguishment of debt, foreign currency exchange, and mark-to-market adjustments on derivatives.

Disaggregation of Revenue — The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages; coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

TREEHOUSE FOODS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Revenue disaggregated by product category groups is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Snacking	$1,270.2	$1,295.2	$1,229.3
Beverages & drink mixes	1,109.0	1,158.1	1,136.2
Grocery	974.8	978.3	931.6
Total net sales	$3,354.0	$3,431.6	$3,297.1

Revenue disaggregated by sales channel is as follows:

	Year Ended December 31,
	2024	2023	2022
	(In millions)
Retail grocery	$2,676.6	$2,727.3	$2,573.6
Co-manufacturing	389.2	425.8	477.1
Food-away-from-home and other	288.2	278.5	246.4
Total net sales	$3,354.0	$3,431.6	$3,297.1

Geographic Information — The Company had net sales from customers outside of the United States of approximately 4.9%, 5.1%, and 5.1% of total consolidated net sales from continuing operations in 2024, 2023, and 2022, respectively, with 4.0%, 4.0%, and 3.8% of total consolidated net sales from continuing operations going to Canada in 2024, 2023, and 2022, respectively. Net sales are determined based on the customer destination where the products are shipped.
Long-lived assets consist of net property, plant, and equipment. The geographic location of long-lived assets is as follows:

	December 31,
	2024	2023
	(In millions)
Long-lived assets:
United States	$670.9	$645.0
Canada	77.7	92.6
Total	$748.6	$737.6

Major Customers — Walmart Inc. and affiliates accounted for approximately 23.9%, 22.4%, and 21.1% of consolidated net sales from continuing operations in December 31, 2024, 2023, and 2022, respectively. No other customer accounted for more than 10% of our consolidated net sales from continuing operations.

When taking into account those receivables sold under our Receivables Sales Program (refer to Note 5 for more information), as of December 31, 2024 and December 31, 2023, no customers accounted for more than 10% of our total trade receivables.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.    Controls and Procedures
Disclosure Controls and Procedures
The Company’s management, with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO have concluded that as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in applicable rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, in a manner that allows timely decisions regarding required disclosure.

There have been no changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. The Company’s management, with the participation of the Company’s CEO and CFO, has evaluated the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2024 includes all of the Company’s subsidiaries.

Based on this evaluation, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The Company’s independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2024. This report is included with this Form 10-K.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Item 9B.    Other Information

(c) Trading Plans

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of TreeHouse Foods, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of TreeHouse Foods, Inc. and subsidiaries (the "Company") as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated February 14, 2025, expressed an unqualified opinion on those financial statements.
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

Chicago, Illinois
February 14, 2025

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information required by this item about our directors and executive officers is included in our Proxy Statement ("2025 Proxy Statement") to be filed with the SEC in connection with our 2025 annual meeting of the stockholders under the headings, Executive Officers, Biographical Information of Director Nominees and Continuing Directors, and Election of Directors (Proposal 1) and is incorporated herein by reference.

Information about compliance with the reporting requirements of Section 16(a) of the 1934 Act, by our executive officers and directors, persons who own more than ten percent of our common stock, and their affiliates who are required to comply with such reporting requirements, is included in our 2025 Proxy Statement under the headings, Stock Ownership — Security Ownership of Management and Directors and Delinquent Section 16(a) Reports and is incorporated herein by reference. Information about the Audit Committee, Audit Committee members and the Audit Committee Financial Expert is included in our 2025 Proxy Statement under the heading, Board Structure, and is incorporated herein by reference.

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

Our Insider Trading Policy, which is applicable to all directors, officers, associates, employees, agents and consultants of the Company and any subsidiaries and affiliated companies, is available on our corporate website at http://www.treehousefoods.com. Additionally, a copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

Item 11.    Executive Compensation

The information required by this item is included in the 2025 Proxy Statement under the headings, Stock Ownership, Compensation Discussion & Analysis, Executive Compensation, and Report of the Compensation Committee and is incorporated herein by reference. Notwithstanding anything to the contrary set forth in this report, the Report of the Compensation Committee section of the 2025 Proxy Statement shall be deemed to be "furnished" and not "filed" for purposes of the Exchange Act.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

The following table provides information about our common stock that may be issued upon the exercise of options under all of our equity compensation plans as of December 31, 2024:

Plan Category	(a) Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in Column (a))
	(in millions)				(in millions)
Equity compensation plans approved by security holders:
TreeHouse Foods, Inc. Equity and Incentive Plan	1.6	(1)	$61.46	(2)	7.8
Equity compensation plans not approved by security holders:
None	—		—		—
Total	1.6		$61.46		7.8

(1)Includes 0.8 million restricted stock units and 0.4 million performance unit awards outstanding under the TreeHouse Foods, Inc. Equity and Incentive Plan.
(2)Restricted stock units and performance units do not have an exercise price because their value is dependent upon continued employment over a period of time or the achievement of performance conditions. Accordingly, we have disregarded the restricted stock units and performance units for purposes of computing the weighted-average exercise price.

The information related to the security ownership of certain beneficial owners and management required by this item is included in the 2025 Proxy Statement under the heading, Stock Ownership — Security Ownership of Management and Directors and is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this item is included in the 2025 Proxy Statement under the heading, Corporate Governance and is incorporated herein by reference.

Item 14.    Principal Accountant Fees and Services

The information required by this item is included in the 2025 Proxy Statement under the heading, Fees Billed by Independent Registered Public Accounting Firm and is incorporated herein by reference.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

The following documents are filed as part of this Form 10-K.

Page
1. Financial Statements filed as a part of this document under Item 8.

Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)	46
Consolidated Balance Sheets as of December 31, 2024 and 2023	48
Consolidated Statements of Operations for the years ended December 31, 2024, 2023, and 2022	49
Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2024, 2023, and 2022	50
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022	51
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	52
Notes to Consolidated Financial Statements	54

2. Financial Statement Schedule

Schedule II – Valuation and Qualifying Accounts	98
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

4.7*	Thirteenth Supplemental Indenture, dated as of December 5, 2022, among the Company, the subsidiary guarantors party thereto and Computershare Trust Company, N.A, as trustee.
4.8*
Fourteenth Supplemental Indenture, dated as of January 17, 2025, among the Company, the subsidiary guarantors party thereto and Computershare Trust Company, N.A, as successor to Wells Fargo Bank, National Association, as trustee.

4.9	Description of TreeHouse Foods, Inc.'s Capital Stock is incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed with the Commission on February 16, 2024.
10.1**	TreeHouse Foods, Inc. Executive Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K dated August 3, 2005.
10.2**
First Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan dated December 30, 2006 is incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on February 16, 2024.

10.3**
Second Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan dated December 10, 2020 is incorporated by reference to Exhibit 10.3 to the Company's Form 10-K filed with the Commission on February 16, 2024.

10.4*,**	Third Amendment to the TreeHouse Foods, Inc. Executive Deferred Compensation Plan dated December 18, 2024.
10.5	Third Amended and Restated Credit Agreement, dated as of January 17, 2025, is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 21, 2025.
10.6**
TreeHouse Foods, Inc. Executive Severance Plan, amended and restated as of April 26, 2017 is incorporated by reference to Exhibit 10.5 to the Company's Form 10-K filed with the Commission on February 16, 2024.

10.7**	Form of employee Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.3 of our Form 10-Q filed with the Commission August 6, 2015.
10.8**
Employment Agreement, dated March 2, 2018, between TreeHouse Foods, Inc. and Steven Oakland is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 5, 2018.

10.9**
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

10.12**	TreeHouse Foods, Inc. 2022 Non-Statutory Stock Option Agreement is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.13**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 18, 2022.

10.14**	TreeHouse Foods, Inc. 2022 Performance-Based Restricted Share Unit Award Agreement is incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 18, 2022.
10.15**	TreeHouse Foods, Inc. 2023 Performance Unit Agreement is incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 10-Q dated May 8, 2023.
10.16**	TreeHouse Foods, Inc. Board of Directors Restricted Stock Unit Agreement is incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 10-Q dated May 8, 2023.
10.17**	Amended and Restated TreeHouse Foods, Inc. Equity and Incentive Plan is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated May 2, 2023.
10.18*,**	TreeHouse Foods, Inc. 2024 Performance Unit Agreement.
19*	TreeHouse Foods, Inc. Insider Trading Policy.
21.1*	List of Subsidiaries of the Company.
22*	List of Guarantor Subsidiaries.
23.1*	Consent of Independent Registered Accounting Firm, Deloitte & Touche LLP.
31.1*	Certificate of Chief Executive Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certificate of Chief Financial Officer Required Under Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certificate of Chief Executive Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certificate of Chief Financial Officer Required Under Section 906 of the Sarbanes-Oxley Act of 2002.
97	TreeHouse Foods, Inc. Clawback Policy is incorporated by reference to Exhibit 97 to the Company's Form 10-K filed with the Commission on February 16, 2024.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the 1934 Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TREEHOUSE FOODS, INC.

/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer
February 14, 2025

 Pursuant to the requirements of the 1934 Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Steven Oakland	Chairman of the Board, President and Chief Executive Officer	February 14, 2025
Steven Oakland	(Principal Executive Officer)

/s/ Patrick M. O'Donnell	Executive Vice President and Chief Financial Officer	February 14, 2025
Patrick M. O'Donnell	(Principal Financial Officer and Principal Accounting Officer)

/s/ Adam J. DeWitt	Director	February 14, 2025
Adam J. DeWitt

/s/ Linda K. Massman	Director	February 14, 2025
Linda K. Massman

/s/ Scott D. Ostfeld	Director	February 14, 2025
Scott D. Ostfeld

/s/ Jill A. Rahman	Director	February 14, 2025
Jill A. Rahman

/s/ Joseph E. Scalzo	Director	February 14, 2025
Joseph E. Scalzo

/s/ Jean E. Spence	Director	February 14, 2025
Jean E. Spence

/s/ Jason J. Tyler	Director	February 14, 2025
Jason J. Tyler

TREEHOUSE FOODS, INC.
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2024, 2023 and 2022

Deferred Tax Valuation Allowance	Balance Beginning of Year	Additions	Reductions	Balance End of Year
	(In millions)
2022	$(161.8)	$(27.4)	$2.8	$(186.4)
2023	(186.4)	(2.5)	10.7	(178.2)
2024	(178.2)	(1.3)	148.4	(31.1)