Form 10-Q
period 2025-03-31
TreeHouse Foods, Inc.
filed 2025-05-06
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2025.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of April 30, 2025 was 50.5 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$16.4	$289.6
Receivables, net	132.7	146.8
Inventories	589.2	539.3
Prepaid expenses and other current assets	37.2	34.0
Total current assets	775.5	1,009.7
Property, plant, and equipment, net	757.5	748.6
Operating lease right-of-use assets	190.9	154.4
Goodwill	1,889.1	1,819.3
Intangible assets, net	278.7	212.9
Other assets, net	35.6	35.1
Total assets	$3,927.3	$3,980.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$509.4	$602.5
Accrued expenses	165.9	141.3
Current portion of long-term debt	5.4	1.1
Total current liabilities	680.7	744.9
Long-term debt	1,417.4	1,401.3
Operating lease liabilities	153.8	125.4
Deferred income taxes	104.6	105.8
Other long-term liabilities	51.9	53.7
Total liabilities	2,408.4	2,431.1
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 50.4 and 50.2 shares outstanding as of March 31, 2025 and December 31, 2024, respectively	0.6	0.6
Treasury stock	(385.4)	(385.4)
Additional paid-in capital	2,240.0	2,238.4
Accumulated deficit	(253.8)	(222.0)
Accumulated other comprehensive loss	(82.5)	(82.7)
Total stockholders' equity	1,518.9	1,548.9
Total liabilities and stockholders' equity	$3,927.3	$3,980.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$792.0	$820.7
Cost of sales	676.8	708.7
Gross profit	115.2	112.0
Operating expenses:
Selling and distribution	36.4	42.9
General and administrative	55.7	55.8
Amortization expense	13.1	12.1
Other operating expense, net	15.5	6.4
Total operating expenses	120.7	117.2
Operating loss	(5.5)	(5.2)
Other expense:
Interest expense	19.3	15.6
Interest income	(2.8)	(4.0)
Loss on extinguishment of debt	2.6	—
(Gain) loss on foreign currency exchange	(0.3)	3.4
Other expense (income), net	19.3	(4.9)
Total other expense	38.1	10.1
Loss before income taxes	(43.6)	(15.3)
Income tax benefit	(11.8)	(3.6)
Net loss	$(31.8)	$(11.7)

Earnings (loss) per common share:
Basic	$(0.63)	$(0.22)
Diluted	(0.63)	(0.22)
Weighted average common shares:
Basic	50.3	53.8
Diluted	50.3	53.8

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Net loss	$(31.8)	$(11.7)

Other comprehensive income (loss):
Foreign currency translation adjustments	0.2	(2.6)
Comprehensive loss	$(31.6)	$(14.3)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2024	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net loss	—	—	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Treasury stock repurchases	—	—	(1.2)	(44.3)	—	—	—	(44.3)
Issuance of stock awards	0.2	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation	—	—	—	—	5.7	—	—	5.7
Balance, March 31, 2024	59.5	$0.6	(6.4)	$(278.5)	$2,225.3	$(260.6)	$(78.7)	$1,608.1

Balance, January 1, 2025	59.5	$0.6	(9.3)	$(385.4)	$2,238.4	$(222.0)	$(82.7)	$1,548.9
Net loss	—	—	—	—	—	(31.8)	—	(31.8)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of stock awards	0.2	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Balance, March 31, 2025	59.7	$0.6	(9.3)	$(385.4)	$2,240.0	$(253.8)	$(82.5)	$1,518.9

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(31.8)	$(11.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	41.4	36.6
Stock-based compensation	5.6	5.7
Loss on extinguishment of debt	2.6	—
Unrealized loss (gain) on derivative contracts	17.0	(7.0)
Other, net	(0.9)	5.0
Changes in operating assets and liabilities, net of acquisitions:
Receivables	27.5	2.9
Inventories	(8.0)	(9.6)
Prepaid expenses and other assets	(14.4)	(8.4)
Accounts payable	(103.2)	(48.2)
Accrued expenses and other liabilities	10.7	(17.7)
Net cash used in operating activities	(53.5)	(52.4)
Cash flows from investing activities:
Capital expenditures	(25.9)	(28.3)
Proceeds from sales of fixed assets	4.1	0.2
Acquisition, net of cash acquired	(209.3)	—
Net cash used in investing activities	(231.1)	(28.1)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	697.3	—
Payments under Revolving Credit Facility	(672.3)	—
Payments on financing lease obligations	(0.3)	(0.1)
Payment of deferred financing costs	(3.7)	—
Payments on Term Loans	(905.0)	—
Proceeds from refinanced Term Loans	899.2	—
Repurchases of common stock	—	(43.9)
Payments related to stock-based award activities	(4.0)	(3.8)
Net cash provided by (used in) financing activities	11.2	(47.8)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.2)
Net decrease in cash and cash equivalents	(273.2)	(128.5)
Cash and cash equivalents, beginning of period	289.6	320.3
Cash and cash equivalents, end of period	$16.4	$191.8

	Three Months Ended March 31,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$27.2	$26.3
Net income taxes paid	0.9	0.6

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	15.9	11.7
Right-of-use assets obtained in exchange for lease obligations	40.9	(1.7)
Preliminary purchase price adjustment for private brand tea business acquisition	2.0	—
Accrued deferred financing costs	0.2	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the three months ended March 31, 2025
(Unaudited)
1. BASIS OF PRESENTATION

The unaudited Condensed Consolidated Financial Statements included herein have been prepared by TreeHouse Foods, Inc. and its consolidated subsidiaries (the "Company," "TreeHouse," "we," "us," or "our"), pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") applicable to quarterly reporting on Form 10-Q. In our opinion, these statements include all adjustments necessary for a fair presentation of the results of all interim periods reported herein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted as permitted by such rules and regulations. The Condensed Consolidated Financial Statements and related notes should be read in conjunction with the Consolidated Financial Statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Results of operations for interim periods are not necessarily indicative of annual results.

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

Summary of Significant Accounting Policies

A detailed description of the Company's significant accounting policies can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional information about specific expenses in certain notes to the Consolidated Financial Statements. The new guidance in ASU 2024-03, as clarified by ASU 2025-01, will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain notes to the Consolidated Financial Statements.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
3. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities ("Restructuring Programs") are part of an enterprise-wide transformation to improve the long-term profitability of the Company. As part of our Restructuring Programs, we generally incur expenses that qualify as exit and disposal costs under U.S. GAAP. These include severance, employee separation costs, and other exit costs. Severance and employee separation costs primarily relate to cash severance, non-cash severance, including accelerated equity award compensation expense, and other termination benefits. Other exit costs typically relate to lease and contract terminations. We also incur expenses that are an integral component of, and directly attributable to, our restructuring activities, which do not qualify as exit and disposal costs under U.S. GAAP. These include asset-related costs and other costs. Asset-related costs primarily relate to inventory write-downs, accelerated depreciation, and certain long-lived asset impairments. Other costs primarily relate to start-up costs of new facilities, consulting and professional fees, retention costs, organizational redesign, information technology system implementation, asset relocation costs, and costs to exit facilities or production.

Organizational Restructuring

In April 2025, the Company announced a restructuring of our current business, including a reorganization of our corporate support functions, to drive greater operational efficiency, achieve significant cost-savings, and enhance profitability and cash flow, while improving quality and service levels. This resulted in employee-related severance costs which are included within Accrued expenses in the Condensed Consolidated Balance Sheets.

Ready-to-drink Business Exit

During the second quarter of 2024, the Company made the decision to exit the Ready-to-drink ("RTD") business as part of the Company's portfolio optimization strategy to focus on higher-growth, higher margin categories. During the first quarter of 2025, production for the RTD business ceased, and the Company sold the related machinery and equipment for a loss of $0.6 million. The loss on sale of the RTD assets was recorded within Other operating expense, net in the Condensed Consolidated Statements of Operations. The total costs related to the business exit are expected to be approximately $5.0 million, and the cumulative costs incurred to date are $3.8 million. These costs include the decommissioning and disposal of related assets and inventory, as well as other transitioning costs. The costs incurred for the three months ended March 31, 2025 were $1.9 million.

Facility Closures

During the first quarter of 2025, the Company announced the closure of its New Hampton, Iowa facility in response to sustained shifts in consumer demand in the non-dairy creamer ("NDC") category and ongoing efforts to optimize our manufacturing footprint. Production at the facility is expected to cease in the third quarter of 2025. The Company will be consolidating NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois. The Company expects the total costs related to the New Hampton facility closure and transition of production from New Hampton to the two existing facilities to be approximately $13.0 million. The costs incurred for the three months ended March 31, 2025 were $3.2 million.

During the first quarter of 2024, the Company announced the closure of its Sioux Falls, South Dakota facility in connection with the integration of the Seasoned Pretzel Capability and has transitioned production from Sioux Falls to its Hanover, Pennsylvania facility. The costs related to this closure and the related production transition were insignificant.

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and transitioned production from Dallas to its Northlake, Texas facility during the first half of 2024. During the third quarter of 2024, the Company exited a distribution center in Grand Prairie, Texas as it continued to execute upon integration activities associated with the Coffee Roasting Capability acquisition. The Company expects the total costs related to the Dallas facility closure and associated distribution network optimization to be approximately $14.0 million, and the cumulative costs incurred to date are $12.9 million. The costs incurred for the three months ended March 31, 2025 and March 31, 2024 were $0.7 million and $1.9 million, respectively.

Expenses associated with these activities are recorded in Cost of sales and Other operating expense, net in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cost of sales	$2.8	$—
Other operating expense, net	15.5	6.7
Total	$18.3	$6.7

Below is a summary of costs by type associated with the Restructuring Programs:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Employee-related	$10.1	$2.6
Other costs	4.3	4.1
Asset-related	3.9	—
Total	$18.3	$6.7

For the three months ended March 31, 2025 and 2024, employee-related costs primarily consisted of severance and retention related to restructuring programs; other costs primarily consisted of consulting services; and asset-related costs primarily consisted of inventory write-downs and accelerated depreciation. Employee-related and other costs are primarily recognized in Other operating expense, net in the Condensed Consolidated Statements of Operations, and asset-related costs are recognized in Cost of sales and Other operating expense, net in the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liability related to severance activity for the Restructuring Programs as of March 31, 2025:

Severance
(In millions)
Balance as of December 31, 2024	$1.8
Expenses recognized	9.1
Cash payments	(0.7)
Balance as of March 31, 2025	$10.2

The severance liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
4. RECEIVABLES SALES PROGRAM

The Company has entered into an agreement to sell certain trade accounts receivable to an unrelated, third-party financial institution at a discount (collectively, the "Receivables Sales Program"). The agreement can be terminated by either party with 60 days' notice. The Receivables Sales Program is used by the Company to manage liquidity in a cost-effective manner. The Company has no retained interest in the receivables sold under the Receivables Sales Program; however, under the agreement, the Company does have collection and administrative responsibilities for the sold receivables. Under the Receivables Sales Program, the current operating limit of outstanding accounts receivables sold at any time is $397.5 million.

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institution:

	March 31, 2025	December 31, 2024
	(In millions)
Outstanding accounts receivable sold	$282.5	$375.0
Receivables collected and not remitted to financial institution	159.0	237.7
Receivables sold under the Receivables Sales Program are derecognized from the Company's Condensed Consolidated Balance Sheet at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The receivables collected and not remitted to the financial institution are included in Accounts payable in the Condensed Consolidated Balance Sheets.

The following table summarizes the cash flows of the Company's accounts receivable associated with the Receivables Sales Program:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Receivables sold	$420.3	$243.2
Receivables collected and remitted to financial institution	(512.8)	(343.8)

The loss on sale of receivables represents the discount taken by the third-party financial institution and was $2.9 million and $2.0 million for the three months ended March 31, 2025 and 2024, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of March 31, 2025 or December 31, 2024, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	March 31, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$232.1	$217.4
Finished goods	357.1	321.9
Total inventories	$589.2	$539.3

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
6. ACQUISITIONS

Acquisition of Private Brand Tea Business

On January 2, 2025, the Company completed the acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea"), a leading private brand tea manufacturer in the U.S., for approximately $207.6 million in cash, subject to customary purchase price adjustments. In addition to private brand tea, Harris Tea manufactures specialty retail tea brands and foodservice tea products for the restaurant and hospitality industries. The acquisition aligns with our long-term strategy to build capabilities in our higher-growth, higher-margin categories.

The acquisition is being accounted for under the acquisition method of accounting, and the results of operations were included in our Condensed Consolidated Financial Statements from the date of acquisition. Included in the Company’s Condensed Consolidated Statements of Operations are Harris Tea’s net sales of approximately $38.6 million and income before income taxes of $1.9 million from the date of acquisition through March 31, 2025. The Company incurred approximately $3.0 million in acquisition-related costs, of which $0.3 million were incurred during the three months ended March 31, 2025. These costs are included in General and administrative expense of the Condensed Consolidated Statements of Operations.

The following table summarizes the preliminary purchase price allocation of the fair value of net tangible and intangible assets acquired and liabilities assumed:

(In millions)
Cash transferred at close	$209.6
Preliminary purchase price adjustment	(2.0)
Total consideration transferred	$207.6

Allocation of consideration to assets acquired and liabilities assumed:
Cash	$0.3
Receivables	11.4
Inventories	41.8
Property, plant, and equipment	19.0
Operating lease right-of-use assets	25.7
Goodwill	69.7
Customer relationships	65.0
Trademarks	12.9
Other assets	0.6
Assets acquired	246.4
Assumed liabilities	(38.8)
Total purchase price	$207.6

The acquired receivables includes gross amounts due of $11.4 million which were determined to be collectible. The operating lease right-of-use assets acquired of $25.7 million includes a $6.5 million off-market lease fair value adjustment. The intangible assets acquired include $65.0 million of customer relationships with an estimated life of 20 years and $12.9 million of trademarks with an estimated life of 10 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $1.9 million and expensed this amount as a component of Cost of sales during the three months ended March 31, 2025, for the amortization of the inventory fair value step up adjustment. The Company recognized $69.7 million of goodwill relating to the acquisition. The primary factors that contributed to the recognition of goodwill are growth opportunities provided by vertical integration and customer synergies from its existing coffee and tea businesses. The goodwill resulting from this acquisition is tax deductible, as it is considered an asset acquisition for tax purposes.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Personal property fair values were determined using the cost approach, and the real estate lease fair values were determined using the income approach. The fair values for customer relationships at the acquisition date were determined using the excess earnings method under the income approach, while trademark fair values were determined using the relief from royalty method. The fair value measurements of intangible assets are based on significant unobservable inputs, and thus represent Level 3 inputs. Significant assumptions used in assessing the fair values of intangible assets include discounted future cash flows, customer attrition rates, and royalty rates.

The purchase price allocation in the table above is preliminary and subject to the finalization of the Company's valuation analysis.

The following unaudited pro forma information shows the results of operations for the Company as if its Harris Tea acquisition had been completed as of January 1, 2024. Adjustments have been made for the pro forma effects of depreciation and amortization of tangible and intangible assets recognized as part of the business combination, the amortization of the inventory fair value step-up, the amortization of off-market lease adjustments, acquisition-related costs, and related income taxes. The pro forma results may not necessarily reflect actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

Three Months Ended March 31,
2024
(Unaudited, in millions)
Pro forma net sales	$856.9
Pro forma net loss	(13.3)

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY, PLANT, AND EQUIPMENT

	March 31, 2025	December 31, 2024
	(In millions)
Land	$35.0	$35.0
Buildings and improvements	379.2	378.1
Machinery and equipment	1,089.8	1,063.3
Construction in progress	113.9	120.6
Total	1,617.9	1,597.0
Less accumulated depreciation	(860.4)	(848.4)
Property, plant, and equipment, net	$757.5	$748.6

Depreciation expense was $28.3 million and $24.5 million for the three months ended March 31, 2025 and 2024, respectively.

8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the three months ended March 31, 2025 are as follows:

Goodwill
(In millions)
Balance at December 31, 2024	$1,819.3
Foreign currency exchange adjustments	0.1
Acquisition	69.7
Balance at March 31, 2025	$1,889.1

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$611.1	$(404.9)	$206.2	$546.0	$(395.6)	$150.4
Trademarks	32.1	(17.6)	14.5	19.2	(17.0)	2.2
Formulas/recipes	15.4	(15.1)	0.3	15.4	(15.0)	0.4
Computer software	213.4	(161.7)	51.7	212.6	(158.7)	53.9
Total finite lived intangibles	872.0	(599.3)	272.7	793.2	(586.3)	206.9

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$878.0	$(599.3)	$278.7	$799.2	$(586.3)	$212.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES

Income taxes were recognized at effective rates of 27.1% for the three months ended March 31, 2025, compared to 23.5% for the three months ended March 31, 2024. The change in the Company's effective tax rate for the three months ended March 31, 2025 compared to 2024 is primarily driven by changes in the amounts of executive compensation that is not deductible for tax purposes and the estimated amount of annual pre-tax earnings. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

Management estimates that it is reasonably possible that the total amount of unrecognized tax benefits could decrease by as much as $0.4 million within the next 12 months, primarily as a result of the lapsing of statutes of limitations. Approximately all of the $0.4 million could affect net income when settled. The timing of cash settlement, if any, cannot be reasonably estimated for uncertain tax benefits.

10. LONG-TERM DEBT

	March 31, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$25.0	$—
Term Loan A	480.0	316.4
Term Loan A-1	425.0	588.6
2028 Notes	500.0	500.0
Finance leases	4.3	4.1
Total outstanding debt	1,434.3	1,409.1
Deferred financing costs	(11.5)	(6.7)
Less current portion	(5.4)	(1.1)
Total long-term debt	$1,417.4	$1,401.3

The scheduled maturities of outstanding debt, excluding deferred financing costs, at March 31, 2025 are as follows (in millions):

Remainder of 2025	$4.1
2026	5.3
2027	18.1
2028	522.2
2029	21.6
Thereafter	863.0
Total outstanding debt	$1,434.3

Credit Agreement — On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The Credit Agreement amends, restates and replaces the Company’s prior Credit Agreement, dated as of December 1, 2017 (as amended from time to time prior to January 17, 2025), pursuant to which the Company obtained a $500.0 million revolving credit facility (the "Revolving Credit Facility"), a $500.0 million term A loan (the "Term Loan A") and a $900.0 million tranche A-1 term loan (the "Term Loan A-1" and, together with the Term Loan A, the "Term Loans"). Pursuant to the Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Credit Facility and the Term Loans, (ii) decreased the aggregate size of the Term Loan A to $480.0 million and (iii) decreased the aggregate size of the Term Loan A-1 to $425.0 million.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
On March 14, 2025, the Company entered into Amendment No. 1 to the Credit Agreement, which amends and restates the defined term "Existing Letters of Credit." The material terms and conditions under the Credit Agreement are otherwise substantially consistent with those contained in the Credit Agreement prior to Amendment No. 1.

Loss on Extinguishment of Debt — During the quarter ended March 31, 2025, the Company incurred a loss on extinguishment of debt totaling $2.6 million representing the write-off of deferred financing costs in connection with the Credit Agreement refinancing in January 2025.

Revolving Credit Facility — As of March 31, 2025, the Company had $25.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $443.1 million under the Revolving Credit Facility, and there were $31.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. The Revolving Credit Facility matures on January 17, 2030.

Interest is payable in arrears the earlier of the end of the applicable interest period, quarterly, or the maturity date on any outstanding borrowings under the Revolving Credit Facility. The interest rates for the Revolving Credit Facility are determined by Term SOFR plus a margin of 2.00%, through the second quarter of 2025. Thereafter, the Revolving Credit Facility will bear interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.25% to 2.50% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.50% based on the Company’s consolidated net leverage ratio. The Company will also pay an unused fee on the Revolving Credit Facility at a rate ranging from 0.20% to 0.40% based on the Company’s consolidated net leverage ratio, with the initial unused fee set at 0.30%. The Revolving Credit Facility includes sub-facilities for swing line loans and letters of credit.

The Credit Agreement is fully and unconditionally, as well as jointly and severally, guaranteed by our 100% owned direct and indirect domestic subsidiaries: Bay Valley Foods, LLC; Cottage Bakery, Inc.; Harris Tea Company LLC; Linette Quality Chocolates, Inc.; Pickles Manufacturing LLC; Protenergy Holdings, Inc.; Protenergy Natural Foods, Inc.; Ralcorp Frozen Bakery Products, Inc.; Refrigerated Dough, Inc.; Southern Tea, LLC; Sturm Foods, Inc.; TreeHouse Foods Services, LLC; TreeHouse Private Brands, Inc.; and certain other domestic subsidiaries that may become guarantors in the future, which are collectively known as the "Guarantor Subsidiaries." The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0. The Credit Agreement also contains cross-default provisions which could result in the acceleration of payments in the event TreeHouse or the Guarantor Subsidiaries (i) fails to make a payment when due in respect of any indebtedness or guarantee having an aggregate principal amount greater than $75.0 million or (ii) fails to observe or perform any other agreement or condition related to such indebtedness or guarantee as a result of which the holder(s) of such debt are permitted to accelerate the payment of such debt.

Term Loan A — On January 17, 2025, the Company entered into a $480.0 million Term Loan A with a maturity date of January 17, 2030. The interest rates for Term Loan A are determined by Term SOFR plus a margin of 2.275%, through the second quarter of 2025. Thereafter, Term Loan A will bear interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.525% to 2.775% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.525% to 1.775% based on the Company’s consolidated net leverage ratio; provided that the Company and Term Loan A lenders may agree to a quoted fixed rate for the Term Loan A at a future date. The principal balance is due at maturity. Interest is payable in arrears the earlier of the end of the applicable interest period, quarterly, or the maturity date on any outstanding borrowings under the Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

Term Loan A-1 — On January 17, 2025, the Company entered into a $425.0 million Term Loan A-1. The maturity date and interest rates applicable to Term Loan A-1 are the same as those applicable to the Revolving Credit Facility. Interest is payable in arrears the earlier of the end of the applicable interest period, quarterly, or the maturity date on any outstanding borrowings under the Term Loan A-1. Principal payments are due on a quarterly basis, beginning June 30, 2025, in an amount equal to (i) 0.25% of the $425.0 million original commitment for the first eight quarterly installments and (ii) 1.25% of the $425.0 million original commitment thereafter until maturity. Term Loan A-1 is subject to substantially the same covenants as the Revolving Credit Facility, and has the same Guarantor Subsidiaries.

2028 Notes — On September 9, 2020, the Company completed its public offering of $500 million aggregate principal amount of notes (the "2028 Notes"). The 2028 Notes pay interest at the rate of 4.000% per annum and mature on September 1, 2028. Interest is payable on the 2028 Notes on March 1 and September 1 of each year.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Fair Value — At March 31, 2025, the aggregate fair value of the Company's total debt was $1,382.0 million and its carrying value was $1,430.0 million. At December 31, 2024, the aggregate fair value of the Company's total debt was $1,359.8 million and its carrying value was $1,405.0 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Deferred Financing Costs — As of March 31, 2025 and December 31, 2024, deferred financing costs of $11.5 million and $6.7 million were included as a direct deduction from outstanding long-term debt, respectively. Fees associated with the Revolving Credit Facility are presented in Other assets, net. Deferred financing costs are amortized over their estimated useful lives based on the terms of their respective agreements.

11. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 13, 2024, the Company announced that the Board of Directors (the "Board") authorized a $400 million stock repurchase program. This authorization is open ended, and any repurchases under the stock repurchase program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million, and $393.5 million remained available under the $400 million total authorization of the stock repurchase program as of March 31, 2025. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Three Months Ended March 31,
	2025	2024
	(In millions, except per share data)
Shares repurchased	—	1.2
Weighted average price per share	$—	$36.61
Total cost	$—	$43.9
Excise tax (1)	$—	$0.4

(1)The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. EARNINGS PER SHARE

The weighted average number of common shares used in the diluted earnings (loss) per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards. The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted earnings (loss) per share:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Weighted average common shares outstanding	50.3	53.8
Assumed exercise/vesting of equity awards (1)	—	—
Weighted average diluted common shares outstanding	50.3	53.8

(1)For the three months ended March 31, 2025 and 2024, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 0.9 million and 0.6 million for the three months ended March 31, 2025 and 2024, respectively.

13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of March 31, 2025.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss are as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Compensation expense related to stock-based payments	$5.6	$5.7
Related income tax benefit	1.3	1.4

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

The following table summarizes stock option activity during 2025:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2024	473	$61.46	4.7	$—
Expired	(12)	88.15
Outstanding, at March 31, 2025	461	60.79	4.7	—
Vested/expected to vest, at March 31, 2025	175	42.69	7.1	—
Exercisable, at March 31, 2025	294	72.40	3.2	—
Unrecognized compensation costs related to nonvested options totaled $0.2 million at March 31, 2025 and are expected to be recognized over a weighted average period of 0.2 years.

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

The following table summarizes the restricted stock unit activity during the three months ended March 31, 2025:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Non-Employee Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2024	696	$38.82	62	$41.73
Granted	562	31.17	—	—
Vested	(300)	37.96	—	—
Forfeited	(5)	37.70	—	—
Nonvested, at March 31, 2025	953	34.58	62	41.73
Earned and deferred, at March 31, 2025			28	48.62

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fair value of vested restricted stock units	$8.3	$8.8
Tax benefit recognized from vested restricted stock units	1.4	1.4

Unrecognized compensation costs related to nonvested restricted stock units are approximately $31.6 million as of March 31, 2025 and will be recognized over a weighted average period of 2.3 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Performance Units — Performance unit awards, which are granted to certain members of management, contain both service, performance, and market conditions as described below.

•For performance unit awards granted in 2022 through 2023, performance goals are set and measured annually with one-quarter of the units eligible to accrue for each year in the three-year performance period. Accrued shares are earned at the end of each performance period but remain subject to forfeiture until the third anniversary of the grant date.
•For performance unit awards granted in 2024 and 2025, performance goals were established upfront and will be measured over a cumulative three-year performance period. The units will accrue each month, multiplied by a predefined percentage between 0% and 200%, depending on the achievement of certain operating performance measures. Accrued shares are not earned until the end of the full three-year performance period and remain subject to forfeiture until the third anniversary of the grant date.

The performance unit awards include a tranche measured using a relative total shareholder return ("TSR") market condition over a three-year performance goal. The units will accrue, multiplied by a predefined percentage between 0% and 150% for years 2022 through 2023 and between 0% and 200% for 2024 and 2025, for the relative TSR measure, depending on the achievement attainment over the three-year performance period based on the Company's absolute annualized TSR relative to the annualized TSR of a Peer Group. These awards will be converted to stock or cash, at the discretion of the Compensation Committee, generally, on the third anniversary of the grant date. The Company intends to settle these awards in stock and has the shares available to do so.

Performance unit awards with market conditions are valued using a Monte Carlo simulation model. Expected volatility is based on the historical volatility of the Company’s stock price or the average Peer Group stock price. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of the grant with a term equivalent to the expected term of the award. The expected term is the time period from the grant date to the end of the performance period. The fair value of the portion of the awards based on relative TSR was valued using a Monte Carlo simulation model with a grant-date fair value of $38.26 on approximately 32,900 units granted in 2025. The assumptions used in the Monte Carlo simulation were as follows:

Three Months Ended March 31,
2025
Dividend yield	0%
Risk-free rate	4.01%
Expected volatility (TreeHouse Foods, Inc.)	33.68%
Expected volatility (Peer Group)	36.45%
Expected term (in years)	2.84

The following table summarizes the performance unit activity during the three months ended March 31, 2025:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2024	378	$36.44
Granted	242	31.81
Vested	(92)	33.14
Forfeited	(63)	33.28
Nonvested, at March 31, 2025	465	35.06

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended March 31,
	2025	2024
	(In millions)
Fair value of vested performance units	$2.4	$1.7
Tax benefit recognized from performance units vested	0.1	0.1

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $11.0 million as of March 31, 2025 and are expected to be recognized over a weighted average period of 2.1 years. The fair value of the portion of the awards granted based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
Other comprehensive loss	(2.6)	—	(2.6)
Balance at March 31, 2024	$(86.8)	$8.1	$(78.7)

Balance at December 31, 2024	$(92.9)	$10.2	$(82.7)
Other comprehensive income	0.2	—	0.2
Balance at March 31, 2025	$(92.7)	$10.2	$(82.5)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three months ended March 31, 2025 and 2024.

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

Components of net periodic pension cost are as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Service cost	$0.1	$0.1
Interest cost	2.7	2.6
Expected return on plan assets	(2.9)	(2.7)
Amortization of unrecognized net loss	0.1	0.1
Net periodic pension cost	$—	$0.1

Components of net periodic postretirement cost are as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Interest cost	$0.2	$0.2
Amortization of unrecognized net gain	(0.1)	(0.1)
Net periodic postretirement cost	$0.1	$0.1

The service cost components of net periodic pension costs were recognized in Cost of sales, and the other components of net periodic pension and postretirement costs were recognized in Other expense (income), net in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. COMMITMENTS AND CONTINGENCIES

Griddle Product Recall and Related Costs

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that are still within their shelf-life. These frozen griddle products may have had the potential to be contaminated with Listeria monocytogenes. The Company recorded a product recall liability for estimated product returns and claims, which is included within Accrued expenses in the Condensed Consolidated Balance Sheets, of $12.8 million as of March 31, 2025 and $9.6 million as of December 31, 2024.

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

On August 26, 2022, plaintiffs in the consolidated Wells case filed a second consolidated amended complaint, which was dismissed in its entirety with prejudice on March 15, 2023. The plaintiffs filed a notice of appeal on March 16, 2023. On March 22, 2024, the Appellate Court reversed the state trial court’s dismissal of the consolidated amended complaint and remanded to the state trial court for further proceedings. On October 1, 2024, the parties advised the state trial court of their agreement in principle to settle the action, and on the same day, the court entered an order staying all proceedings pending the submission of a motion for preliminary settlement approval. On December 18, 2024, the court entered an order preliminarily approving the settlement, and final settlement approval was granted on April 2, 2025.

Other Claims

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees, which monetary damages, in August 2020, were estimated by the Company's economic expert to be in the range of $719.4 million to $1.5 billion for the Company's antitrust claims, before trebling, and $358.0 million for a subset of the Company's false advertising claims, without accounting for discretionary trebling by the Court. The matter remains pending, with summary judgment motions fully briefed. On March 28, 2022, the Magistrate Judge issued an Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. On January 3, 2025, the Court denied KGM's motions to exclude the opinions of the Company's experts and granted Plaintiffs' motion to exclude the opinion of KGM's sham litigation expert. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of March 31, 2025.

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

17. DERIVATIVE INSTRUMENTS

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $875.0 million as of March 31, 2025 and $1,750.0 million as of December 31, 2024. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 3.69% through February 29, 2028.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of March 31, 2025 and December 31, 2024, the notional value of the commodity contracts outstanding was $90.4 million and $61.5 million, respectively. These commodity contracts have maturities expiring throughout 2025 and 2026 as of March 31, 2025.

 The following table identifies the fair value of each derivative instrument:

	Balance Sheet Location	March 31, 2025	December 31, 2024
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$3.6	$9.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	2.2
Interest rate swap agreements	Other assets, net	2.1	7.6
		$5.7	$18.9
Liability derivatives
Commodity contracts	Accrued expenses	$0.5	$—
Interest rate swap agreements	Accrued expenses	3.7	0.4
		$4.2	$0.4

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended March 31,
	Recognized in Net Loss	2025	2024
		(In millions)
Mark-to-market unrealized (loss) gain
Commodity contracts	Other expense (income), net	$(6.0)	$(0.4)
Interest rate swap agreements	Other expense (income), net	(11.0)	7.4
Total unrealized (loss) gain		$(17.0)	$7.0
Realized gain
Commodity contracts	Manufacturing-related to Cost of sales and transportation-related to Selling and distribution	$11.1	$1.5
Interest rate swap agreements	Interest expense	2.7	5.6
Total realized gain		$13.8	$7.1
Total (loss) gain		$(3.2)	$14.1

18. SEGMENT INFORMATION

Segment Information —The Company has one reportable segment, which manufactures and distributes private brands food and beverages. Our products are primarily shelf stable and share similar customers and distribution. The Company derives revenue primarily in North America and manages the business activities on a consolidated basis. Those business activities include selling snacking offerings, beverages and drink mix offerings, and other grocery offerings across various channels including retail grocery, co-manufacturing, and food-away-from-home customers in shelf stable, refrigerated, and frozen formats. The majority of our manufacturing plants each produce one food or beverage category. We operate our business with a centralized financial systems infrastructure, and we share centralized resources for procurement and general and administrative activities. The accounting policies of the segment are the same as those described in the Summary of Significant Accounting Policies for the Company and can be found in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

The Chief Executive Officer ("CEO") has been identified as our Chief Operating Decision Maker ("CODM"). We have one segment manager who reports directly to the CODM, with their incentive compensation based on the consolidated results of the Company. The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. The CODM uses discrete financial information at the consolidated level to assess performance for the segment and decides how to allocate resources based on the Company's consolidated Net loss, which is reported on the Condensed Consolidated Statement of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheet as Total assets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reported segment revenue, segment profit or loss, and significant segment expenses are as follows:

		Three Months Ended March 31,
		2025	2024
Net sales		$792.0	$820.7
Cost of sales		676.8	708.7
Selling, distribution, general, and administrative:
Freight out and commissions		26.0	31.8
Direct selling, general, and administrative		18.1	10.1
Corporate selling, general, and administrative		48.0	56.8
Amortization expense		13.1	12.1
Other operating expense, net	(1)	15.5	6.4
Total other expense	(2)	38.1	10.1
Income tax benefit		(11.8)	(3.6)
Net loss		$(31.8)	$(11.7)

(1)Other operating expense, net includes other segment items, primarily including expenses related to Restructuring programs. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.
(2)Total other expense includes other segment items, primarily including interest expense, interest income, loss on extinguishment of debt, foreign currency exchange, and mark-to-market adjustments on derivatives.

Disaggregation of Revenue — The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages (production ceased in the first quarter of 2025); coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Snacking	$265.5	$314.8
Beverages & drink mixes	303.1	267.7
Grocery	223.4	238.2
Total net sales	$792.0	$820.7

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue disaggregated by sales channel is as follows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Retail grocery	$624.4	$649.9
Co-manufacturing	91.4	100.0
Food-away-from-home and other	76.2	70.8
Total net sales	$792.0	$820.7

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
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three month periods ended March 31, 2025 and 2024. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Organizational Restructuring
In April 2025, the Company announced a restructuring of our current business, including a reorganization of our corporate support functions, to drive greater operational efficiency, achieve significant cost-savings, and enhance profitability and cash flow, while improving quality and service levels. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.
New Hampton, Iowa Facility Closure
During the first quarter of 2025, the Company announced the closure of its New Hampton, Iowa facility in response to sustained shifts in consumer demand in the non-dairy creamer ("NDC") category and ongoing efforts to optimize our manufacturing footprint. Production at the facility is expected to cease in the third quarter of 2025. The Company will be consolidating NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.
Debt Refinancing
On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer.

The Credit Agreement amends, restates and replaces the Company’s prior Credit Agreement, dated as of December 1, 2017 (as amended from time to time prior to January 17, 2025), pursuant to which the Company obtained a $500.0 million revolving credit facility (the "Revolving Credit Facility"), a $500.0 million term A loan (the "Term Loan A") and a $900.0 million tranche A-1 term loan (the "Term Loan A-1" and, together with the Term Loan A, the "Term Loans"). Pursuant to the Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Credit Facility and the Term Loans, (ii) decreased the aggregate size of the Term Loan A to $480.0 million and (iii) decreased the aggregate size of the Term Loan A-1 to $425.0 million. Refer to Note 10 to our Condensed Consolidated Financial Statements for additional information.

Acquisition of Private Brand Tea Business
On January 2, 2025, the Company completed the acquisition of certain subsidiaries that operate the private brand tea business of Harris Freeman & Co, Inc. ("Harris Tea"), a leading private brand tea manufacturer in the U.S., for approximately $207.6 million, subject to customary purchase price adjustments. In addition to private brand tea, Harris Tea manufactures specialty retail tea brands and foodservice tea products for restaurant and hospitality industries. The acquisition aligns with our long-term strategy to build capabilities in our higher-growth, higher-margin categories. Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.
Impact of Griddle Voluntary Recall
In the third quarter of 2024, our results of operations were impacted by a voluntary recall of frozen griddle products produced at our Brantford, Ontario, Canada facility that were still within their shelf-life, which required us to perform plant restoration activities during the fourth quarter of 2024. As of the first quarter of 2025, we have resumed production of frozen griddle products at the Brantford facility and are continuing to advance production capacity and capability. Given the facility has not yet reached full capacity, we expect to have impacts to our sales volumes during the first half of 2025. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

The Company is seeking to recover the recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.
RTD Business Exit
During the second quarter of 2024, the Company made the decision to exit the RTD business as part of the Company's portfolio optimization strategy to focus on higher-growth, higher margin categories. During the first quarter of 2025, production for the RTD business ceased, and the Company sold the related machinery and equipment. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

Macroeconomic Conditions and Trends

Persistent inflationary pressures on U.S. households are contributing to sluggish overall food and beverage consumption trends. In the categories where TreeHouse operates, private brands have consistently gained unit market share when compared to national brands, which we believe demonstrates the advantages of the private brands market. We continue to monitor consumption trends including the increased use and/or prevalence of certain weight loss drugs, which may or may not impact consumer preferences and consumption patterns. Additionally, economic uncertainty may further impact consumer spending and thus, consumption trends.

Many of our ingredients and packaging input costs remain elevated when compared to historical levels, including the prices of coffee and cocoa. In response, from time to time we will implement pricing actions to recover these higher costs. We will continue to monitor the inflationary environment, as well as regulatory impacts on food ingredients, to determine if additional pricing actions will be necessary.

As it relates to tariffs, our manufacturing footprint consists of 22 production facilities in the United States and five in Canada. A substantial portion of our products manufactured in Canada that are shipped to the United States qualify for duty-free treatment under the United States-Mexico-Canada Agreement ("USMCA"). However, we do incur tariffs on certain finished goods imported into Canada, and we source a portion of our raw materials and packaging from international suppliers, which may be subject to additional duties or trade-related costs. We are actively implementing alternative sourcing strategies and pricing actions to help mitigate these impacts.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended March 31,
	2025		2024		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$792.0	100.0%	$820.7	100.0%	$(28.7)	(3.5)%
Cost of sales	676.8	85.5	708.7	86.4	(31.9)	(4.5)
Gross profit	115.2	14.5	112.0	13.6	3.2	2.9
Operating expenses:
Selling and distribution	36.4	4.6	42.9	5.2	(6.5)	(15.2)
General and administrative	55.7	7.0	55.8	6.8	(0.1)	(0.2)
Amortization expense	13.1	1.7	12.1	1.5	1.0	8.3
Other operating expense, net	15.5	2.0	6.4	0.8	9.1	142.2
Total operating expenses	120.7	15.3	117.2	14.3	3.5	3.0
Operating loss	(5.5)	(0.8)	(5.2)	(0.7)	(0.3)	(5.8)
Other expense:
Interest expense	19.3	2.4	15.6	1.9	3.7	23.7
Interest income	(2.8)	(0.4)	(4.0)	(0.5)	1.2	30.0
Loss on extinguishment of debt	2.6	0.3	—	—	2.6	100.0
(Gain) loss on foreign currency exchange	(0.3)	—	3.4	0.4	(3.7)	(108.8)
Other expense (income), net	19.3	2.4	(4.9)	(0.6)	24.2	493.9
Total other expense	38.1	4.7	10.1	1.2	28.0	277.2
Loss before income taxes	(43.6)	(5.5)	(15.3)	(1.9)	(28.3)	(185.0)
Income tax benefit	(11.8)	(1.5)	(3.6)	(0.4)	(8.2)	(227.8)
Net loss	$(31.8)	(4.0)%	$(11.7)	(1.5)%	$(20.1)	(171.8)%

Earnings (loss) per common share:
Basic	$(0.63)		$(0.22)		$(0.41)	(186.4)%
Diluted	(0.63)		(0.22)		(0.41)	(186.4)

	Three Months Ended March 31,
	2025	2024	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA	$14.3	$32.9	$(18.6)	(56.5)%
Adjusted EBITDA	57.5	46.0	11.5	25.0
Adjusted net sales	796.0	821.6	(25.6)	(3.1)
Adjusted cost of sales	672.2	700.8	(28.6)	(4.1)
Adjusted gross profit	123.8	120.8	3.0	2.5
Adjusted total operating expenses	102.6	108.3	(5.7)	(5.3)
Adjusted operating income	21.2	12.5	8.7	69.6
Adjusted total other expense	18.7	14.7	4.0	27.2
Adjusted income tax expense (benefit)	1.0	(0.4)	1.4	350.0
Adjusted net income (loss)	1.5	(1.8)	3.3	183.3
Adjusted diluted earnings (loss) per share	$0.03	$(0.03)	$0.06	200.0%

(1) Other financial data includes Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss to EBITDA and Adjusted EBITDA, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating loss to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax benefit to Adjusted income tax expense (benefit) , Net loss to Adjusted net income (loss), and Diluted earnings (loss) per share to Adjusted diluted earnings (loss) per share.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net Sales — Net sales for the first quarter of 2025 totaled $792.0 million compared to $820.7 million for the same period last year, a decrease of $28.7 million, or 3.5%. The change in net sales from 2024 to 2025 was due to the following:

	Dollars	Percent
	(In millions)
Margin management	$(26.7)	(3.3)%
Consumption/other	(22.0)	(2.6)
Griddle recall service impacts	(19.4)	(2.4)
Volume/mix	$(68.1)	(8.3)%
Business acquisition	38.6	4.7
Pricing	8.7	1.1
Business exit	(3.1)	(0.4)
Product recall returns	(2.8)	(0.3)
Foreign currency	(2.0)	(0.3)
Total change in net sales	$(28.7)	(3.5)%
Product recall returns	2.8	0.3
Total change in adjusted net sales (1)	$(25.9)	(3.2)%

(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 3.5% was primarily due to unfavorable volume/mix related to planned margin management actions, broader macroeconomic consumption trends, and service impacts related to the voluntary recall of frozen griddle products. Additionally, the RTD business exit contributed to the decrease. This was partially offset by the acquisition of the private brand tea business, favorable pricing to recover commodity inflation, and distribution gains.

Gross Profit — Gross profit as a percentage of net sales was 14.5% in the first quarter of 2025, compared to 13.6% in the first quarter of 2024, an increase of 0.9 percentage points. The increase in Gross profit is primarily due to the execution of supply chain savings initiatives, favorable pricing to recover commodity inflation, and a mix benefit from Harris Tea.

Total Operating Expenses — Total operating expenses were $120.7 million in the first quarter of 2025 compared to $117.2 million in the first quarter of 2024, an increase of $3.5 million. The increase is due to increased restructuring costs primarily related to severance expense, which was partially offset by lower freight and commission costs.

Total Other Expense — Total other expense was $38.1 million in the first quarter of 2025 compared to $10.1 million in the first quarter of 2024, an increase in expense of $28.0 million. This was primarily due to a $24.0 million unfavorable change in non-cash mark-to-market impact from hedging activities, largely driven by interest rate swaps. Additionally, the Company had an increase of $3.7 million in interest expense primarily due to an increase in borrowings on our Revolving Credit Facility and a loss on extinguishment of debt of $2.6 million during the first quarter of 2025. This was partially offset by a favorable currency exchange rate impact of $3.7 million between the U.S. and Canada.

Income Taxes — Income taxes were recognized at an effective rate of 27.1% in the first quarter of 2025 compared to 23.5% recognized in the first quarter of 2024. The change in the Company’s effective tax rate is primarily driven by changes in the amounts of executive compensation that is not deductible for tax purposes and the estimated amount of annual pre-tax earnings.

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

Approximately $115.0 million was available under the Receivables Sales Program operating limit as of March 31, 2025. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program.

Revolving Credit Facility

If additional borrowings are needed, approximately $443.1 million was available under the Revolving Credit Facility as of March 31, 2025. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Three Months Ended March 31,
	2025	2024
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities	$(53.5)	$(52.4)
Investing activities	(231.1)	(28.1)
Financing activities	11.2	(47.8)

Operating Activities

Net cash used in operating activities was $53.5 million in the first three months of 2025 compared to $52.4 million in the first three months of 2024, an increase in cash used of $1.1 million, which was mostly attributable to timing of working capital.

Investing Activities

Net cash used in investing activities was $231.1 million in the first three months of 2025 compared to $28.1 million in the first three months of 2024, an increase in cash used of $203.0 million. The increase in cash used for investing activities in the first three months of 2025 was primarily driven by the $209.3 million of cash used for the acquisition of the private brand tea business in the first quarter of 2025. This was partially offset by proceeds of $4.1 million from the sale of machinery and equipment related to the RTD business exit and lower capital expenditures of $2.4 million during the first three months of 2025.

Financing Activities

Net cash provided by financing activities was $11.2 million in the first three months of 2025 compared to $47.8 million net cash used in financing activities in the first three months of 2024, an increase in cash provided of $59.0 million. The increase in cash provided is primarily due to $43.9 million of non-recurring common stock repurchases during the first three months of 2024 and cash inflows from the Revolving Credit Facility of $25.0 million in the first three months of 2025. This was partially offset by debt issuance costs related to the debt refinancing that occurred in January 2025.

Debt Obligations

On January 17, 2025, the Company entered into the Third Amended and Restated Credit Agreement (the "Credit Agreement"), among the Company, the lenders from time to time party thereto and Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer. The Credit Agreement amends, restates and replaces the prior Credit Agreement. Pursuant to the Credit Agreement, the Company (i) continued and extended the maturity of the Revolving Credit Facility and the Term Loans, (ii) decreased the aggregate size of the Term Loan A to $480.0 million and (iii) decreased the aggregate size of the Term Loan A-1 to $425.0 million.

At March 31, 2025, we had $480.0 million outstanding under Term Loan A, $425.0 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $4.3 million of finance lease obligations.

As of March 31, 2025, the Company had $25.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $443.1 million under the Revolving Credit Facility, and there were $31.9 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of March 31, 2025, we have an outstanding variable-rate debt balance of $930.0 million, and our interest rate swap agreements have a notional value of $875.0 million. Under the terms of the agreements, these interest rate swaps mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps through 2028.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of March 31, 2025.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Three Months Ended March 31, 2025
(Unaudited, in millions)
Net sales	$771.8
Gross profit (1)	114.1
Net loss	(27.0)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	March 31, 2025	December 31, 2024
	(Unaudited, in millions)
Current assets	$687.0	$926.8
Noncurrent assets	2,949.5	2,782.9
Current liabilities	606.8	676.5
Noncurrent liabilities (2)	1,651.3	1,629.9

(1)For the three months ended March 31, 2025, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $10.9 million of net sales to the Non-Guarantor Subsidiaries and $58.9 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $25.3 million and $20.3 million as of March 31, 2025 and December 31, 2024, respectively.

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

EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, Adjusting for Certain Items Affecting Comparability

EBITDA margin is defined as EBITDA as a percentage of net sales. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of adjusted net sales. EBITDA represents net loss before interest expense, interest income, income tax benefit, and depreciation and amortization expense. Adjusted EBITDA reflects adjustments to EBITDA to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA and adjusted EBITDA are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating Income, Adjusted Total Other Expense, Adjusted Income Tax Expense (Benefit), Adjusted Net Income (Loss), and Adjusted Diluted Earnings (Loss) Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted net sales, adjusted cost of sales, adjusted gross profit, adjusted total operating expenses, adjusted operating income, adjusted total other expense, adjusted income tax (benefit) expense, and adjusted net income (loss) represent their respective GAAP presentation line item adjusted for items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of adjusted net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings (loss) per share ("Adjusted diluted EPS") is determined by dividing adjusted net income (loss) by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA and Adjusted EBITDA for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(unaudited, in millions)
Net loss (GAAP)	$(31.8)	$(11.7)
Interest expense	19.3	15.6
Interest income	(2.8)	(4.0)
Income tax benefit	(11.8)	(3.6)
Depreciation and amortization	41.4	36.6
EBITDA (Non-GAAP)	14.3	32.9
Mark-to-market adjustments(1)	17.0	(7.0)
Restructuring programs & other, excluding accelerated depreciation(2)	15.4	6.7
Product recalls and related costs(3)	5.9	6.9
Loss on extinguishment of debt(4)	2.6	—
Acquisition, integration, divestiture, and related costs(5)	2.5	4.1
Foreign currency (gain) loss on re-measurement of intercompany notes(6)	(0.2)	2.4
Adjusted EBITDA (Non-GAAP)	$57.5	$46.0

% of net sales
Net loss margin	(4.0)%	(1.4)%
EBITDA margin	1.8%	4.0%

% of adjusted net sales
Adjusted EBITDA margin	7.2%	5.6%

(1)
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

Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information.

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. During the first quarter of 2025, the Company recognized $2.9 million of accelerated depreciation within the Company's restructuring activities as depreciation expense.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(3)
Griddle Recall and Related Costs

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that are still within their shelf-life. For the three months ended March 31, 2025, the Company recognized incremental charges of $5.8 million, which includes $5.5 million for estimated product returns and claims and non-cash inventory write-offs of $0.3 million.

Broth Recall and Related Costs

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility and has since been executing a turnaround plan to restore the facility operations. As a result of these restoration activities, during the three months ended March 31, 2025, the Company incurred $0.1 million of costs. During the three months ended March 31, 2024, the Company incurred incremental costs related to the product recall of $6.9 million, which include non-cash plant shutdown charges of $4.4 million, non-cash inventory write-offs of $2.3 million, and other costs, including product returns and logistics, of $0.2 million.

Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

(4)
During the three months ended March 31, 2025, the Company incurred a loss on extinguishment of debt, which included a write off of deferred financing costs of $2.6 million in connection with the Credit Agreement refinancing.

Refer to Note 10 to our Condensed Consolidated Financial Statements for additional information.

(5)
Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the three months ended March 31, 2025, $1.9 million was classified in Cost of sales, $0.3 million was classified in General and administrative, and $0.3 million was classified in Net sales. During the three months ended March 31, 2024, $2.0 million was classified in General and administrative, $1.9 million was classified in Cost of sales, and $0.2 million was classified in Other operating expense, net.

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(6)	The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

The following tables provide a reconciliation of Adjusted net sales, Adjusted cost of sales, Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income, Adjusted total other expense, Adjusted income tax expense (benefit), and Adjusted net income (loss) to their most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended March 31, 2025
(Unaudited, in millions, except per share amounts)	Net sales		Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$792.0		$676.8	$115.2	$120.7	$(5.5)	$38.1	$(11.8)	$(31.8)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	—	(17.0)	—	17.0
Restructuring programs & other, including accelerated depreciation(2)	—	—	(2.8)	2.8	(15.5)	18.3	—	—	18.3
Product recalls and related costs(3)	3.7	—	0.1	3.6	(2.3)	5.9	—	—	5.9
Loss on extinguishment of debt(4)	—		—	—	—	—	(2.6)	—	2.6
Acquisition, integration, divestiture, and related costs(5)	0.3	—	(1.9)	2.2	(0.3)	2.5	—	—	2.5
Foreign currency gain on re-measurement of intercompany notes(6)	—	—	—	—	—	—	0.2	—	(0.2)
Taxes on adjusting items	—	—	—	—	—	—	—	12.8	(12.8)
As adjusted (Non-GAAP)	$796.0		$672.2	$123.8	$102.6	$21.2	$18.7	$1.0	$1.5

As reported (% of net sales)				14.5%	15.2%	(0.7)%	4.8%	(1.5)%	(4.0)%
As adjusted (% of adjusted net sales)				15.6%	12.9%	2.7%	2.3%	0.1%	0.2%

Earnings (loss) per share:
Diluted									$(0.63)
Adjusted diluted									$0.03

Weighted average common shares:
Diluted for net loss									50.3
Diluted for adjusted net income									50.4

	Three Months Ended March 31, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax benefit	Net loss
As reported (GAAP)	$820.7	$708.7	$112.0	$117.2	$(5.2)	$10.1	$(3.6)	$(11.7)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	7.0	—	(7.0)
Restructuring programs & other(2)	—	—	—	(6.7)	6.7	—	—	6.7
Product recalls and related costs(3)	0.9	(6.0)	6.9	—	6.9	—	—	6.9
Acquisition, integration, divestiture, and related costs(5)	—	(1.9)	1.9	(2.2)	4.1	—	—	4.1
Foreign currency loss on re-measurement of intercompany notes(6)	—	—	—	—	—	(2.4)	—	2.4
Taxes on adjusting items	—	—	—	—	—	—	3.2	(3.2)
As adjusted (Non-GAAP)	$821.6	$700.8	$120.8	$108.3	$12.5	$14.7	$(0.4)	$(1.8)

As reported (% of net sales)			13.6%	14.3%	(0.6)%	1.2%	(0.4)%	(1.4)%
As adjusted (% of adjusted net sales)			14.7%	13.2%	1.5%	1.8%	—%	(0.2)%

Earnings (loss) per share
Diluted								$(0.22)
Adjusted diluted								$(0.03)

Weighted average common shares:
Diluted for net loss								53.8
Diluted for adjusted net loss								53.8

Free Cash Flow

In addition to measuring our cash flow generation and usage based upon the operating, investing, and financing classifications included in the Condensed Consolidated Statements of Cash Flows, we also measure free cash flow (a Non-GAAP measure) which represents net cash used in operating activities, less capital expenditures and proceeds from sales of fixed assets. We believe free cash flow is an important measure of liquidity because it provides management and investors a measure of cash generated from operations that is available for mandatory payment obligations and investment opportunities such as funding acquisitions, repaying debt, repurchasing public debt, and repurchasing our common stock.

The following table reconciles cash flow used in operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Three Months Ended March 31,
	2025	2024
	(In millions)
Cash flow used in operating activities (GAAP)	$(53.5)	$(52.4)
Capital expenditures	(25.9)	(28.3)
Proceeds from sales of fixed assets	4.1	0.2
Free cash flow (Non-GAAP)	$(75.3)	$(80.5)

Other Commitments and Contingencies

The Company also has selected levels of property and casualty risks, primarily related to employee health care, workers' compensation claims, and other casualty losses, in addition to contingent liabilities related to the ordinary course of litigation, investigations, and tax audits.

See Note 16 to our Condensed Consolidated Financial Statements included herein and Note 19 to our Consolidated Financial Statements in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 for additional information about our commitments and contingent obligations.

Except for changes to the scheduled maturities of debt obligations and debt interest payments due to the Company's debt refinancing as disclosed in Note 10 to our Condensed Consolidated Financial Statements, there were no material changes outside the ordinary course of business within the Cash Requirements under our various contractual obligations and commitments in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is provided in Note 2 to the Company's Condensed Consolidated Financial Statements.

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company's critical accounting estimates in the three months ended March 31, 2025.

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

The words "believe," "estimate," "project," "expect," "anticipate," "plan," "intend," "foresee," "should," "would," "could," and similar expressions, as they relate to us, are intended to identify forward-looking statements. Such statements reflect our current views with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, or intended. We do not intend to update these forward-looking statements following the date of this report. In accordance with the provisions of the Litigation Reform Act, we are making investors aware that such forward-looking statements, because they relate to future events, are by their very nature subject to many important factors that could cause actual results to differ materially from those contemplated by the forward-looking statements contained in this Quarterly Report on Form 10-Q and other public statements we make. Such factors include, but are not limited to: risks related to quality issues, disruptions, or inefficiencies in our supply chain and/or operations; product recalls; loss or consolidation of key suppliers; raw material and commodity costs due to inflation; labor strikes or work stoppages; multiemployer pension plans; labor shortages and increased competition for labor; success of our restructuring programs; our level of indebtedness and related obligations; disruptions in the financial markets; uncertain effects, both direct and indirect, of changes and volatility in tariffs and trade policies; interest rates; changes in foreign currency exchange rates; customer concentration and consolidation; competition; our ability to execute on our business strategy; our ability to continue to make acquisitions and execute on divestitures or effectively manage the growth from acquisitions; impairment of goodwill or long lived assets; changes and developments affecting our industry, including customer preferences and the prevalence of weight loss drugs; the outcome of litigation and regulatory proceedings to which we and/or our customers may be a party; changes in laws and regulations applicable to us; shareholder activism; disruptions in or failures of our information technology systems; geopolitical events; changes in weather conditions, climate changes, and natural disasters; and other risks that are set forth in the Risk Factors section, the Legal Proceedings section, the Management's Discussion and Analysis of Financial Condition and Results of Operations section, and other sections of this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2024, and from time to time in our filings with the Securities and Exchange Commission ("SEC").

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks, which exist as part of its ongoing business operations. The Company uses derivative instruments, where appropriate, to manage these risks. Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information regarding these derivative instruments.

For additional information regarding the Company's exposure to certain market risk, refer to Item 7A, Quantitative and Qualitative Disclosures About Market Risk, within the Company's 2024 Annual Report on Form 10-K. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures from the 2024 year-end.

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

As of March 31, 2025, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisition of the private brand tea business, which was completed on January 2, 2025. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisition. The net sales and total assets of the acquisition represented approximately 4.9% and 6.1%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the three months ended March 31, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2025 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 16 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

(c) Trading Plans

On February 28, 2025, Adam J. DeWitt, director, adopted a trading plan intended to satisfy Rule 10b5-1(c) to sell up to 1,439 shares of common stock for the purpose of satisfying tax obligations on director equity compensation over a period ending on June 6, 2025, subject to certain conditions. None of our other directors or named executive officers adopted any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement during the quarter ended March 31, 2025.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 24, 2025, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2025.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
10.1**
Form of Separation and Transition Services Agreement by and among the Company and Scott Tassani is incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated April 10, 2025.

10.2*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 14, 2025.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.
**Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: May 6, 2025	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer