Form 10-Q
period 2025-06-30
TreeHouse Foods, Inc.
filed 2025-07-31
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2025.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of July 25, 2025 was 50.5 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$17.1	$289.6
Receivables, net	212.0	146.8
Inventories	634.8	539.3
Prepaid expenses and other current assets	44.2	34.0
Total current assets	908.1	1,009.7
Property, plant, and equipment, net	758.5	748.6
Operating lease right-of-use assets	183.8	154.4
Goodwill	1,892.1	1,819.3
Intangible assets, net	266.8	212.9
Other assets, net	34.8	35.1
Total assets	$4,044.1	$3,980.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$534.5	$602.5
Accrued expenses	179.9	141.3
Current portion of long-term debt	5.8	1.1
Total current liabilities	720.2	744.9
Long-term debt	1,496.7	1,401.3
Operating lease liabilities	144.9	125.4
Deferred income taxes	106.3	105.8
Other long-term liabilities	50.9	53.7
Total liabilities	2,519.0	2,431.1
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 50.5 and 50.2 shares outstanding as of June 30, 2025 and December 31, 2024, respectively	0.6	0.6
Treasury stock	(385.4)	(385.4)
Additional paid-in capital	2,244.7	2,238.4
Accumulated deficit	(256.7)	(222.0)
Accumulated other comprehensive loss	(78.1)	(82.7)
Total stockholders' equity	1,525.1	1,548.9
Total liabilities and stockholders' equity	$4,044.1	$3,980.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$798.0	$788.5	$1,590.0	$1,609.2
Cost of sales	658.8	660.2	1,335.6	1,368.9
Gross profit	139.2	128.3	254.4	240.3
Operating expenses:
Selling and distribution	35.0	35.5	71.4	78.4
General and administrative	51.3	54.2	107.0	110.0
Amortization expense	13.2	12.1	26.3	24.2
Asset impairment	—	19.3	—	19.3
Other operating expense, net	12.4	11.2	27.9	17.6
Total operating expenses	111.9	132.3	232.6	249.5
Operating income (loss)	27.3	(4.0)	21.8	(9.2)
Other expense:
Interest expense	22.2	15.6	41.5	31.2
Interest income	(0.2)	(0.1)	(3.0)	(4.1)
Loss on extinguishment of debt	—	—	2.6	—
(Gain) loss on foreign currency exchange	(4.7)	1.5	(5.0)	4.9
Other expense (income), net	15.6	(0.1)	34.9	(5.0)
Total other expense	32.9	16.9	71.0	27.0
Loss before income taxes	(5.6)	(20.9)	(49.2)	(36.2)
Income tax benefit	(2.7)	(4.2)	(14.5)	(7.8)
Net loss	$(2.9)	$(16.7)	$(34.7)	$(28.4)

Earnings (loss) per common share:
Basic	$(0.06)	$(0.32)	$(0.69)	$(0.54)
Diluted	(0.06)	(0.32)	(0.69)	(0.54)
Weighted average common shares:
Basic	50.5	52.3	50.5	53.0
Diluted	50.5	52.3	50.5	53.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net loss	$(2.9)	$(16.7)	$(34.7)	$(28.4)

Other comprehensive income (loss):
Foreign currency translation adjustments	4.5	(1.3)	4.7	(3.9)
Pension and postretirement reclassification adjustment	(0.1)	—	(0.1)	—
Other comprehensive income (loss)	4.4	(1.3)	4.6	(3.9)
Comprehensive income (loss)	$1.5	$(18.0)	$(30.1)	$(32.3)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2024	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net loss	—	—	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Treasury stock repurchases	—	—	(1.2)	(44.3)	—	—	—	(44.3)
Issuance of stock awards	0.2	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation	—	—	—	—	5.7	—	—	5.7
Balance, March 31, 2024	59.5	$0.6	(6.4)	$(278.5)	$2,225.3	$(260.6)	$(78.7)	$1,608.1
Net loss	—	—	—	—	—	(16.7)	—	(16.7)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Treasury stock repurchases	—	—	(1.3)	(45.2)	—	—	—	(45.2)
Issuance of stock awards	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	5.3	—	—	5.3
Balance, June 30, 2024	59.5	$0.6	(7.7)	$(323.7)	$2,230.5	$(277.3)	$(80.0)	$1,550.1

Balance, January 1, 2025	59.5	$0.6	(9.3)	$(385.4)	$2,238.4	$(222.0)	$(82.7)	$1,548.9
Net loss	—	—	—	—	—	(31.8)	—	(31.8)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of stock awards	0.2	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Balance, March 31, 2025	59.7	$0.6	(9.3)	$(385.4)	$2,240.0	$(253.8)	$(82.5)	$1,518.9
Net loss	—	—	—	—	—	(2.9)	—	(2.9)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.1	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	4.8	—	—	4.8
Balance, June 30, 2025	59.8	$0.6	(9.3)	$(385.4)	$2,244.7	$(256.7)	$(78.1)	$1,525.1

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(34.7)	$(28.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	83.5	72.8
Asset impairment	—	19.3
Stock-based compensation	10.4	11.0
Loss on extinguishment of debt	2.6	—
Unrealized loss (gain) on derivative contracts	31.7	(8.5)
Other, net	(6.1)	2.7
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(50.6)	(10.5)
Inventories	(50.5)	(60.6)
Prepaid expenses and other assets	(25.3)	(6.9)
Accounts payable	(75.6)	(47.1)
Accrued expenses and other liabilities	13.9	(15.6)
Net cash used in operating activities	(100.7)	(71.8)
Cash flows from investing activities:
Capital expenditures	(54.0)	(51.1)
Proceeds from sales of fixed assets	4.8	1.4
Acquisition, net of cash acquired	(209.3)	—
Net cash used in investing activities	(258.5)	(49.7)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	1,409.5	9.5
Payments under Revolving Credit Facility	(1,304.5)	(9.5)
Payments on financing lease obligations	(1.2)	(0.3)
Payment of deferred financing costs	(3.7)	—
Payments on Term Loans	(906.0)	—
Proceeds from refinanced Term Loans	899.2	—
Repurchases of common stock	—	(88.7)
Payments related to stock-based award activities	(4.1)	(3.9)
Net cash provided by (used in) financing activities	89.2	(92.9)
Effect of exchange rate changes on cash and cash equivalents	(2.5)	(0.1)
Net decrease in cash and cash equivalents	(272.5)	(214.5)
Cash and cash equivalents, beginning of period	289.6	320.3
Cash and cash equivalents, end of period	$17.1	$105.8

	Six Months Ended June 30,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$46.1	$42.5
Net income taxes paid	16.7	6.6

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	14.4	22.3
Right-of-use assets obtained in exchange for lease obligations	44.9	0.3
Preliminary purchase price adjustment for private brand tea business acquisition	2.0	—
Accrued deferred financing costs	0.2	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the six months ended June 30, 2025
(Unaudited)
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

Organizational Restructuring

In April 2025, the Company announced a restructuring of our current business, including a reorganization of our corporate support functions, to drive greater operational efficiency, achieve significant cost-savings, and enhance profitability and cash flow, while improving quality and service levels. This resulted in fees related to consulting services and employee-related severance costs.

Ready-to-drink Business Exit

During the second quarter of 2024, the Company made the decision to exit the Ready-to-drink ("RTD") business as part of the Company's portfolio optimization strategy to focus on higher-growth, higher margin categories. During the first quarter of 2025, production for the RTD business ceased, and the Company sold the related machinery and equipment. The total costs related to the business exit are expected to be approximately $5.0 million, and the cumulative costs incurred to date are $3.4 million. These costs include the decommissioning and disposal of related assets and inventory, as well as other transitioning costs. The (benefits) costs for the three and six months ended June 30, 2025 were $(0.4) million and $1.5 million, respectively. Refer to Note 7 for additional information regarding the impairment of the RTD asset group in the second quarter of 2024.

Facility Closures

During the first quarter of 2025, the Company announced the closure of its New Hampton, Iowa facility in response to sustained shifts in consumer demand in the non-dairy creamer ("NDC") category and ongoing efforts to optimize our manufacturing footprint. During the third quarter of 2025, the Company entered into a definitive agreement to sell its New Hampton, Iowa facility. Production at the facility will cease prior to completion of the sale, which is expected by the end of the third quarter of 2025. The Company will be consolidating NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois. The Company expects the total costs related to the New Hampton facility closure and transition of production from New Hampton to the two existing facilities to be approximately $8.0 million. The costs incurred for the three and six months ended June 30, 2025 were $2.5 million and $5.7 million.

During the first quarter of 2024, the Company announced the closure of its Sioux Falls, South Dakota facility in connection with the integration of the Seasoned Pretzel Capability and has transitioned production from Sioux Falls to its Hanover, Pennsylvania facility. The costs related to this closure and the related production transition were insignificant.

During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and transitioned production from Dallas to its Northlake, Texas facility during the first half of 2024. During the third quarter of 2024, the Company exited a distribution center in Grand Prairie, Texas as it continued to execute upon integration activities associated with the Coffee Roasting Capability acquisition. The Company expects the total costs related to the Dallas facility closure and associated distribution network optimization to be approximately $14.0 million, and the cumulative costs incurred to date are $13.4 million. The costs incurred for the three months ended June 30, 2025 and 2024 were $0.5 million and $2.5 million, respectively, and $1.2 million and $4.4 million for the six months ended June 30, 2025 and 2024, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Expenses associated with these activities are recorded in Cost of sales and Other operating expense, net in the Condensed Consolidated Statements of Operations.

Subsequent Event - Chicago and South Beloit Plant Closures

On July 31, 2025, the Company announced tentative plans to close its Chicago, Illinois pickle facility, and a decision to close our South Beloit, Illinois cookie facility. The Company expects production to cease at the Chicago facility by the end of the fourth quarter of 2025 and the South Beloit facility during the first half of 2026. The Company believes the decision to consolidate our pickle and cookie capabilities into fewer facilities will allow us to focus on cost, efficiency, and capacity by optimizing our manufacturing footprint.

Cash costs associated with the facility closures are expected to be approximately $12 million, which consists of employee-related costs of approximately $4 million and other closure costs of approximately $8 million. The total future proceeds from the sales of the facilities and equipment are expected to be greater than the carrying values of the assets.

Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Cost of sales	$2.9	$—	$5.7	$—
Other operating expense, net	12.7	11.5	28.2	18.2
Total	$15.6	$11.5	$33.9	$18.2

Below is a summary of costs by type associated with the Restructuring Programs:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Employee-related	$0.3	$4.7	$10.4	$7.3
Other costs	13.3	6.8	17.6	10.9
Asset-related	2.0	—	5.9	—
Total	$15.6	$11.5	$33.9	$18.2

For the three and six months ended June 30, 2025 and 2024, employee-related costs primarily consisted of severance and retention related to restructuring programs; other costs primarily consisted of consulting services and third party costs related to facility plant closures; and asset-related costs primarily consisted of accelerated depreciation and inventory write-downs. Employee-related and other costs are primarily recognized in Other operating expense, net in the Condensed Consolidated Statements of Operations, and asset-related costs are recognized in Cost of sales and Other operating expense, net in the Condensed Consolidated Statements of Operations.

The table below presents the exit cost liability related to severance activity for the Restructuring Programs as of June 30, 2025:

Severance
(In millions)
Balance as of December 31, 2024	$1.8
Expenses recognized	8.6
Cash payments	(5.2)
Balance as of June 30, 2025	$5.2

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institution:

	June 30, 2025	December 31, 2024
	(In millions)
Outstanding accounts receivable sold	$213.3	$375.0
Receivables collected and not remitted to financial institution	171.7	237.7
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

The following table summarizes the cash flows of the Company's accounts receivable associated with the Receivables Sales Program:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Receivables sold	$633.7	$495.5
Receivables collected and remitted to financial institution	(795.4)	(608.7)

The loss on sale of receivables represents the discount taken by the third-party financial institution and was $1.3 million and $1.9 million for the three months ended June 30, 2025 and 2024, respectively, and $4.2 million and $3.9 million for the six months ended June 30, 2025 and 2024, respectively, and is included in Other expense (income), net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of June 30, 2025 or December 31, 2024, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	June 30, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$223.2	$217.4
Finished goods	411.6	321.9
Total inventories	$634.8	$539.3

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

The acquisition is being accounted for under the acquisition method of accounting, and the results of operations were included in our Condensed Consolidated Financial Statements from the date of acquisition. Included in the Company’s Condensed Consolidated Statements of Operations are Harris Tea’s net sales of approximately $74.1 million and income before income taxes of $4.3 million from the date of acquisition through June 30, 2025. The Company incurred approximately $3.2 million in acquisition-related costs, of which $0.2 million and $0.5 million were incurred during the three and six months ended June 30, 2025, respectively. These costs are included in General and administrative in the Condensed Consolidated Statements of Operations.

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

The acquired receivables includes gross amounts due of $11.4 million which were determined to be collectible. The operating lease right-of-use assets acquired of $25.7 million includes a $6.5 million off-market lease fair value adjustment. The intangible assets acquired include $65.0 million of customer relationships with an estimated life of 20 years and $12.9 million of trademarks with an estimated life of 10 years. The aforementioned intangible assets will be amortized over their estimated useful lives. The Company increased the cost of acquired inventories by approximately $1.9 million and expensed this amount as a component of Cost of sales during the during the first quarter of 2025, for the amortization of the inventory fair value step up adjustment. The Company recognized $69.7 million of goodwill relating to the acquisition. The primary factors that contributed to the recognition of goodwill are growth opportunities provided by vertical integration and customer synergies from its existing coffee and tea businesses. The goodwill resulting from this acquisition is tax deductible, as it is considered an asset acquisition for tax purposes.

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

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
	(Unaudited, in millions)
Pro forma net sales	$823.0	$1,679.9
Pro forma net loss	(14.8)	(28.1)

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY, PLANT, AND EQUIPMENT

	June 30, 2025	December 31, 2024
	(In millions)
Land	$35.3	$35.0
Buildings and improvements	383.1	378.1
Machinery and equipment	1,114.4	1,063.3
Construction in progress	117.8	120.6
Total	1,650.6	1,597.0
Less accumulated depreciation	(892.1)	(848.4)
Property, plant, and equipment, net	$758.5	$748.6

Depreciation expense was $28.9 million and $24.1 million for the three months ended June 30, 2025 and 2024, respectively, and $57.2 million and $48.6 million for the six months ended June 30, 2025 and 2024, respectively.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the RTD business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our RTD beverages asset group. The impairment charge was included in Asset impairment in the Condensed Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill, which include no accumulated impairment losses, for the six months ended June 30, 2025 are as follows:

Goodwill
(In millions)
Balance at December 31, 2024	$1,819.3
Foreign currency exchange adjustments	3.1
Acquisition	69.7
Balance at June 30, 2025	$1,892.1
Since the date of our last annual impairment test performed as of December 31, 2024, our stock price has declined and has been trading at lower prices. We considered the decline in share price in conjunction with other factors, and do not believe that current events and circumstances indicate that it is more likely than not that the fair value of our reporting unit is less than its carrying value. As of our last annual impairment test, our reporting unit had a significant cushion over its fair value. Since this date, our performance has tracked with our year-to-date financial targets. Additionally, the Company is realizing planned benefits from our acquisition of Harris Tea, cost savings initiatives, and continued strength and investment by retailers in private brands. We will continue to monitor goodwill for potential impairment throughout the rest of the year.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$612.9	$(415.6)	$197.3	$546.0	$(395.6)	$150.4
Trademarks	31.3	(17.4)	13.9	19.2	(17.0)	2.2
Formulas/recipes	15.4	(15.2)	0.2	15.4	(15.0)	0.4
Computer software	190.6	(141.2)	49.4	212.6	(158.7)	53.9
Total finite lived intangibles	850.2	(589.4)	260.8	793.2	(586.3)	206.9

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$856.2	$(589.4)	$266.8	$799.2	$(586.3)	$212.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES

Income taxes were recognized at effective rates of 48.2% and 29.5% for the three and six months ended June 30, 2025, respectively, compared to 20.1% and 21.5% for the three and six months ended June 30, 2024, respectively. The change in the Company's effective tax rate for the three and six months ended June 30, 2025 compared to 2024 is primarily driven by changes in the amounts of executive compensation that is not deductible for tax purposes and the estimated amount of annual pre-tax earnings. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

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

On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA") was signed into law, which includes a broad range of tax reform provisions that may affect the Company's financial results. The OBBBA changes to corporate taxation include, but are not limited to, 100% bonus depreciation for purchases of qualified property, an elective deduction for domestic research and experimental expenditures, changes to the definition of adjusted taxable income for purposes of determining the interest deduction limitation under Internal Revenue Code Section 163(j), and a more favorable tax rate on Foreign-Derived Deduction Eligible Income and income from non-U.S. subsidiaries (Net CFC Tested Income). The Company is in the process of assessing the impact of these provisions, which may affect the effective tax rate and deferred tax assets in 2025 and subsequent periods. Due to the complexity of the tax law changes, a quantitative estimate of the financial effects cannot be made at this time. The impact of the OBBBA related tax provisions will depend on the Company’s specific circumstances each year and forthcoming guidance from the U.S. Department of the Treasury.

10. LONG-TERM DEBT

	June 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$105.0	$—
Term Loan A	480.0	316.4
Term Loan A-1	423.9	588.6
2028 Notes	500.0	500.0
Finance leases	4.5	4.1
Total outstanding debt	1,513.4	1,409.1
Deferred financing costs	(10.9)	(6.7)
Less current portion	(5.8)	(1.1)
Total long-term debt	$1,496.7	$1,401.3

The scheduled maturities of outstanding debt, excluding deferred financing costs, at June 30, 2025 are as follows (in millions):

Remainder of 2025	$2.9
2026	5.5
2027	18.1
2028	522.2
2029	21.6
Thereafter	943.1
Total outstanding debt	$1,513.4

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

Loss on Extinguishment of Debt — During the first quarter of 2025, the Company incurred a loss on extinguishment of debt totaling $2.6 million representing the write-off of deferred financing costs in connection with the Credit Agreement refinancing in January 2025.

Revolving Credit Facility — As of June 30, 2025, the Company had $105.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $362.2 million under the Revolving Credit Facility, and there were $32.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. The Revolving Credit Facility matures on January 17, 2030.

Interest is payable in arrears the earlier of the end of the applicable interest period, quarterly, or the maturity date on any outstanding borrowings under the Revolving Credit Facility. The interest rates for the Revolving Credit Facility were determined by Term SOFR plus a margin of 2.00%, through the second quarter of 2025. Thereafter, the Revolving Credit Facility bears interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.25% to 2.50% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.25% to 1.50% based on the Company’s consolidated net leverage ratio. The Company also pays an unused fee on the Revolving Credit Facility at a rate ranging from 0.20% to 0.40% based on the Company’s consolidated net leverage ratio, with the initial unused fee set at 0.30%. The Revolving Credit Facility includes sub-facilities for swing line loans and letters of credit.

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

Term Loan A — On January 17, 2025, the Company entered into a $480.0 million Term Loan A with a maturity date of January 17, 2030. The interest rates for Term Loan A were determined by Term SOFR plus a margin of 2.275%, through the second quarter of 2025. Thereafter, Term Loan A bears interest at a rate per annum equal to (i) Term SOFR plus a margin ranging from 1.525% to 2.775% based on the Company’s consolidated net leverage ratio or (ii) a Base Rate (as defined in the Credit Agreement) plus a margin ranging from 0.525% to 1.775% based on the Company’s consolidated net leverage ratio; provided that the Company and Term Loan A lenders may agree to a quoted fixed rate for the Term Loan A at a future date. The principal balance is due at maturity. Interest is payable in arrears the earlier of the end of the applicable interest period, quarterly, or the maturity date on any outstanding borrowings under the Term Loan A. Term Loan A is subject to substantially the same covenants as the Revolving Credit Facility, and also has the same Guarantor Subsidiaries.

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

Fair Value — At June 30, 2025, the aggregate fair value of the Company's total debt was $1,466.1 million and its carrying value was $1,508.9 million. At December 31, 2024, the aggregate fair value of the Company's total debt was $1,359.8 million and its carrying value was $1,405.0 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Deferred Financing Costs — As of June 30, 2025 and December 31, 2024, deferred financing costs of $10.9 million and $6.7 million were included as a direct deduction from outstanding long-term debt, respectively. Fees associated with the Revolving Credit Facility are presented in Other assets, net. Deferred financing costs are amortized over their estimated useful lives based on the terms of their respective agreements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
11. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 13, 2024, the Company announced that the Board of Directors (the "Board") authorized a $400 million stock repurchase program. This authorization is open ended, and any repurchases under the stock repurchase program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million, and $393.5 million remained available under the $400 million total authorization of the stock repurchase program as of June 30, 2025. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Shares repurchased	—	1.3	—	2.5
Weighted average price per share	$—	$35.81	$—	$36.20
Total cost	$—	$44.8	$—	$88.7
Excise tax (1)	$—	$0.4	$—	$0.8

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)
Weighted average common shares outstanding	50.5	52.3	50.5	53.0
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	50.5	52.3	50.5	53.0

(1)For the three and six months ended June 30, 2025 and 2024, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.6 million and 0.8 million for the three months ended June 30, 2025 and 2024, respectively, and 1.2 million and 0.6 million for the six months ended June 30, 2025 and 2024, respectively.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of June 30, 2025.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$4.8	$5.3	$10.4	$11.0
Related income tax benefit	1.1	1.2	2.4	2.6
Stock Options — Stock options granted under the Plan during 2022 had a three-year vesting schedule, vested one-third on the second anniversary of the grant date and two-thirds on the third anniversary of the grant date, and expire ten years from the grant date. Stock options are generally only granted to employees and non-employee directors.

The following table summarizes stock option activity during 2025:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2024	473	$61.46	4.7	$—
Expired	(60)	78.57
Outstanding, at June 30, 2025	413	58.97	5.0	—
Exercisable, at June 30, 2025	413	58.97	5.0	—
There are no future compensation costs related to unvested options at June 30, 2025.

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

The following table summarizes the restricted stock unit activity during the six months ended June 30, 2025:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Non-Employee Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2024	696	$38.82	62	$41.73
Granted	565	31.12	54	22.29
Vested	(308)	38.04	(24)	35.90
Forfeited	(162)	35.27	—	—
Nonvested, at June 30, 2025	791	34.35	92	31.84
Earned and deferred, at June 30, 2025			38	45.41

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fair value of vested restricted stock units	$0.7	$1.0	$9.0	$9.8
Tax benefit recognized from vested restricted stock units	0.1	0.2	1.5	1.6

Unrecognized compensation costs related to nonvested restricted stock units are approximately $24.1 million as of June 30, 2025 and will be recognized over a weighted average period of 2.1 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

Performance Units — Performance unit awards, which are granted to certain members of management, contain service, performance, and market conditions as described below.

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

Six Months Ended June 30,
2025
Dividend yield	0%
Risk-free rate	4.01%
Expected volatility (TreeHouse Foods, Inc.)	33.68%
Expected volatility (Peer Group)	36.45%
Expected term (in years)	2.84

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes the performance unit activity during the six months ended June 30, 2025:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2024	378	$38.04
Granted	246	31.68
Vested	(92)	33.14
Forfeited	(95)	33.34
Nonvested, at June 30, 2025	437	35.07

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fair value of vested performance units	$—	$0.1	$2.4	$1.8
Tax benefit recognized from performance units vested	—	—	0.1	0.1

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $8.6 million as of June 30, 2025 and are expected to be recognized over a weighted average period of 1.9 years. The fair value of the portion of the awards granted based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
Other comprehensive loss	(3.9)	—	(3.9)
Balance at June 30, 2024	$(88.1)	$8.1	$(80.0)

Balance at December 31, 2024	$(92.9)	$10.2	$(82.7)
Other comprehensive income before reclassifications	4.7	—	4.7
Reclassifications from accumulated other comprehensive loss (2)	—	(0.1)	(0.1)
Other comprehensive income (loss)	4.7	(0.1)	4.6
Balance at June 30, 2025	$(88.2)	$10.1	$(78.1)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and six months ended June 30, 2025 and 2024.
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

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	2.7	2.6	5.4	5.2
Expected return on plan assets	(2.9)	(2.7)	(5.8)	(5.4)
Amortization of unrecognized net loss	—	0.1	0.1	0.2
Net periodic pension (benefit) cost	$(0.2)	$0.1	$(0.2)	$0.2

Components of net periodic postretirement cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.4	$0.4
Amortization of unrecognized net gain	(0.1)	(0.1)	(0.2)	(0.2)
Net periodic postretirement cost	$0.1	$0.1	$0.2	$0.2

The service cost components of net periodic pension costs were recognized in Cost of sales, and the other components of net periodic pension and postretirement costs were recognized in Other expense (income), net in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
16. COMMITMENTS AND CONTINGENCIES

Griddle Product Recall Costs and Insurance Recovery

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that were still within their shelf-life. These frozen griddle products may have had the potential to be contaminated with Listeria monocytogenes. The Company recorded a product recall liability for estimated product returns and claims, which is included within Accrued expenses in the Condensed Consolidated Balance Sheets, of $13.7 million as of June 30, 2025 and $9.6 million as of December 31, 2024. The amount of the product recall liability represents the probable and reasonably estimable costs directly associated with the recall. However, the total actual costs could differ materially due to uncertainties related to customer return rates, additional recall expenses, litigation, or other unforeseen events.

During the second quarter of 2025, the Company recognized a $10.0 million insurance recovery for the voluntary griddle product recall in Cost of sales in the Condensed Consolidated Statements of Operations. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

Broth Product Recall Insurance Recovery

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. These broth products may have had the potential for non-pathogenic microbial contamination due to lack of sterility assurance. During the second quarter of 2025, the Company recognized an additional $3.1 million insurance recovery in Cost of sales in the Condensed Consolidated Statements of Operations. As a result, the cumulative amount of insurance recoveries recognized to date for the broth product recall is $13.1 million. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

Other Claims

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees, which monetary damages, in August 2020, were estimated by the Company's economic expert to be in the range of $719.4 million to $1.5 billion for the Company's antitrust claims, before trebling, and $358.0 million for a subset of the Company's false advertising claims, without accounting for discretionary trebling by the Court. The matter remains pending, with summary judgment motions fully briefed. On March 28, 2022, the Magistrate Judge issued an Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. On January 3, 2025, the Court denied KGM's motions to exclude the opinions of the Company's experts and granted Plaintiffs' motion to exclude the opinion of KGM's sham litigation expert. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of June 30, 2025.

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $875.0 million as of June 30, 2025 and $1,750.0 million as of December 31, 2024. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 3.69% through February 29, 2028.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of June 30, 2025 and December 31, 2024, the notional value of the commodity contracts outstanding was $77.6 million and $61.5 million, respectively. These commodity contracts have maturities expiring throughout 2025 and 2026 as of June 30, 2025.

 The following table identifies the fair value of each derivative instrument:

	Balance Sheet Location	June 30, 2025	December 31, 2024
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$1.6	$9.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	2.2
Interest rate swap agreements	Other assets, net	0.1	7.6
		$1.7	$18.9
Liability derivatives
Commodity contracts	Accrued expenses	$7.8	$—
Interest rate swap agreements	Accrued expenses	7.1	0.4
		$14.9	$0.4

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of (Loss) Gain	Three Months Ended June 30,		Six Months Ended June 30,
	Recognized in Net Loss	2025	2024	2025	2024
		(In millions)		(In millions)
Mark-to-market unrealized (loss) gain
Commodity contracts	Other expense (income), net	$(9.3)	$2.3	$(15.3)	$1.9
Interest rate swap agreements	Other expense (income), net	(5.4)	(0.8)	(16.4)	6.6
Total unrealized (loss) gain		$(14.7)	$1.5	$(31.7)	$8.5
Realized (loss) gain
Commodity contracts	Manufacturing-related to Cost of sales and transportation-related to Selling and distribution	$(0.4)	$2.3	$10.7	$3.8
Interest rate swap agreements	Interest expense	1.4	5.6	4.1	11.2
Total realized gain		$1.0	$7.9	$14.8	$15.0
Total (loss) gain		$(13.7)	$9.4	$(16.9)	$23.5

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Reported segment revenue, segment profit or loss, and significant segment expenses are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
		2025	2024	2025	2024
		(In millions)		(In millions)
Net sales		$798.0	$788.5	$1,590.0	$1,609.2
Cost of sales		658.8	660.2	1,335.6	1,368.9
Selling, distribution, general, and administrative:
Freight out and commissions		25.0	24.9	51.0	56.7
Direct selling, general, and administrative		16.5	9.7	34.6	19.8
Corporate selling, general, and administrative		44.8	55.1	92.8	111.9
Amortization expense		13.2	12.1	26.3	24.2
Asset impairment		—	19.3	—	19.3
Other operating expense, net	(1)	12.4	11.2	27.9	17.6
Total other expense	(2)	32.9	16.9	71.0	27.0
Income tax benefit		(2.7)	(4.2)	(14.5)	(7.8)
Net loss		$(2.9)	$(16.7)	$(34.7)	$(28.4)

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

Disaggregation of Revenue — The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages (production ceased in the first quarter of 2025); coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

Revenue disaggregated by product category groups is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Snacking	$289.3	$308.9	$554.8	$623.7
Beverages & drink mixes	285.9	244.5	589.0	512.2
Grocery	222.8	235.1	446.2	473.3
Total net sales	$798.0	$788.5	$1,590.0	$1,609.2

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue disaggregated by sales channel is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Retail grocery	$625.6	$607.5	$1,250.0	$1,257.4
Co-manufacturing	84.0	104.2	175.4	204.2
Food-away-from-home and other	88.4	76.8	164.6	147.6
Total net sales	$798.0	$788.5	$1,590.0	$1,609.2

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
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and six month periods ended June 30, 2025 and 2024. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Chicago, Illinois and South Beloit, Illinois Facility Closures
On July 31, 2025, the Company announced tentative plans to close its Chicago, Illinois pickle facility, and a decision to close our South Beloit, Illinois cookie facility. The Company expects production to cease at the Chicago facility by the end of the fourth quarter of 2025 and the South Beloit facility during the first half of 2026. The Company believes the decision to consolidate our pickle and cookie capabilities into fewer facilities will allow us to focus on cost, efficiency, and capacity by optimizing our manufacturing footprint. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.
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
New Hampton, Iowa Facility Closure
During the first quarter of 2025, the Company announced the closure of its New Hampton, Iowa facility in response to sustained shifts in consumer demand in the non-dairy creamer ("NDC") category and ongoing efforts to optimize our manufacturing footprint. During the third quarter of 2025, the Company entered into a definitive agreement to sell its New Hampton, Iowa facility. Production at the facility will cease prior to the completion of the sale, which is expected by the end of the third quarter of 2025. The Company will be consolidating NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois. Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

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
Impact of Griddle Voluntary Recall
In the third quarter of 2024, our results of operations were impacted by a voluntary recall of frozen griddle products produced at our Brantford, Ontario, Canada facility that were still within their shelf-life, which required us to perform plant restoration activities during the fourth quarter of 2024. As of the end of the second quarter of 2025, we have resumed production of frozen griddle products at our Brantford facility; however, because not all manufacturing lines were operational until then, sales volumes were adversely impacted during the first half of 2025 as we continued to advance capacity. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

Insurance Recoveries
During the second quarter of 2025, the Company recognized a $10.0 million insurance recovery for the voluntary recall of frozen griddle products and an additional $3.1 million insurance recovery for the voluntary recall of certain broth products within Cost of sales in the Condensed Consolidated Statements of Operations. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.
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

Macroeconomic Conditions and Trends

Persistent inflationary pressures on U.S. households are contributing to sluggish overall food and beverage consumption trends. In the categories where TreeHouse operates, private brands have consistently gained market share when compared to national brands, and many grocery retailers are making strategic investments in private brands. We continue to monitor consumption trends including the increased use and/or prevalence of certain weight loss drugs, which may or may not impact consumer preferences and consumption patterns. Additionally, economic uncertainty may further impact consumer spending and thus, consumption trends.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended June 30,
	2025		2024		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$798.0	100.0%	$788.5	100.0%	$9.5	1.2%
Cost of sales	658.8	82.6	660.2	83.7	(1.4)	(0.2)
Gross profit	139.2	17.4	128.3	16.3	10.9	8.5
Operating expenses:
Selling and distribution	35.0	4.4	35.5	4.5	(0.5)	(1.4)
General and administrative	51.3	6.4	54.2	6.9	(2.9)	(5.4)
Amortization expense	13.2	1.7	12.1	1.5	1.1	9.1
Asset impairment	—	—	19.3	2.4	(19.3)	(100.0)
Other operating expense, net	12.4	1.6	11.2	1.4	1.2	10.7
Total operating expenses	111.9	14.1	132.3	16.7	(20.4)	(15.4)
Operating income (loss)	27.3	3.3	(4.0)	(0.4)	31.3	782.5
Other expense:
Interest expense	22.2	2.8	15.6	2.0	6.6	42.3
Interest income	(0.2)	—	(0.1)	—	(0.1)	(100.0)
(Gain) loss on foreign currency exchange	(4.7)	(0.6)	1.5	0.2	(6.2)	(413.3)
Other expense (income), net	15.6	2.0	(0.1)	—	15.7	15,700.0
Total other expense	32.9	4.2	16.9	2.2	16.0	94.7
Loss before income taxes	(5.6)	(0.9)	(20.9)	(2.6)	15.3	73.2
Income tax benefit	(2.7)	(0.3)	(4.2)	(0.5)	1.5	35.7
Net loss	$(2.9)	(0.6)%	$(16.7)	(2.1)%	$13.8	82.6%

Earnings (loss) per common share:
Basic	$(0.06)		$(0.32)		$0.26	81.3%
Diluted	(0.06)		(0.32)		0.26	81.3

	Three Months Ended June 30,
	2025	2024	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA	$58.5	$30.8	$27.7	89.9%
Adjusted EBITDA	73.3	70.6	2.7	3.8
Adjusted net sales	801.4	789.9	11.5	1.4
Adjusted cost of sales	668.7	653.9	14.8	2.3
Adjusted gross profit	132.7	136.0	(3.3)	(2.4)
Adjusted total operating expenses	98.7	99.8	(1.1)	(1.1)
Adjusted operating income	34.0	36.2	(2.2)	(6.1)
Adjusted total other expense	21.9	17.3	4.6	26.6
Adjusted income tax expense	3.3	3.9	(0.6)	(15.4)
Adjusted net income	8.8	15.0	(6.2)	(41.3)
Adjusted diluted earnings (loss) per share	$0.17	$0.29	$(0.12)	(41.4)%

(1) Other financial data includes Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss to EBITDA and Adjusted EBITDA, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating income (loss) to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax benefit to Adjusted income tax expense, Net loss to Adjusted net income, and Diluted earnings (loss) per share to Adjusted diluted earnings (loss) per share.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Net Sales — Net sales for the second quarter of 2025 totaled $798.0 million compared to $788.5 million for the same period last year, an increase of $9.5 million, or 1.2%. The change in net sales from 2024 to 2025 was due to the following:

	Dollars	Percent
	(In millions)
Margin management	$(20.5)	(2.6)%
Consumption/other	(19.1)	(2.4)
Griddle recall service impacts	(9.7)	(1.2)
Volume/mix	$(49.3)	(6.2)%
Business acquisition	35.5	4.5
Pricing	33.5	4.2
Business exit	(7.8)	(1.0)
Product recall returns	(1.8)	(0.2)
Foreign currency	(0.6)	(0.1)
Total change in net sales	$9.5	1.2%
Product recall returns/other	2.0	0.2
Total change in adjusted net sales (1)	$11.5	1.4%

(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 1.2% was primarily due to the acquisition of the private brand tea business, favorable pricing to recover commodity inflation, and distribution gains. This was partially offset by volume/mix related to planned margin management actions, broader macroeconomic consumption trends, service impacts related to the voluntary recall of frozen griddle products, and the RTD business exit.

Gross Profit — Gross profit as a percentage of net sales was 17.4% in the second quarter of 2025, compared to 16.3% in the second quarter of 2024, an increase of 1.1 percentage points. The increase is primarily due to $13.1 million of insurance recoveries related to voluntary product recalls received during the second quarter of 2025, favorable margin from the Harris Tea acquisition and supply chain savings initiatives. This was partially offset by commodity cost inflation and unfavorable fixed cost absorption due to declining consumption trends.

Total Operating Expenses — Total operating expenses were $111.9 million in the second quarter of 2025 compared to $132.3 million in the second quarter of 2024, a decrease of $20.4 million. The decrease in expense is primarily due to a non-cash impairment charge recorded in the second quarter of 2024 of $19.3 million related to the Ready-to-drink beverages asset group, as well as cost reduction activities in 2025.

Total Other Expense — Total other expense was $32.9 million in the second quarter of 2025 compared to $16.9 million in the second quarter of 2024, an increase in expense of $16.0 million. The increase was due to a $16.2 million unfavorable change in non-cash mark-to-market impacts from hedging activities, driven by commodity contracts, primarily coffee, and interest rate swaps. Additionally, the Company had an increase of $6.6 million in interest expense primarily due to an increase in borrowings on our Revolving Credit Facility. This was partially offset by a favorable currency exchange rate impact of $6.2 million between the U.S. and Canada.

Income Taxes — Income taxes were recognized at an effective rate of 48.2% in the second quarter of 2025 compared to 20.1% recognized in the second quarter of 2024. The change in the Company’s effective tax rate is primarily driven by changes in the amounts of executive compensation that is not deductible for tax purposes and the estimated amount of annual pre-tax earnings.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Six Months Ended June 30,
	2025		2024		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$1,590.0	100.0%	$1,609.2	100.0%	$(19.2)	(1.2)%
Cost of sales	1,335.6	84.0	1,368.9	85.1	(33.3)	(2.4)
Gross profit	254.4	16.0	240.3	14.9	14.1	5.9
Operating expenses:
Selling and distribution	71.4	4.5	78.4	4.9	(7.0)	(8.9)
General and administrative	107.0	6.7	110.0	6.8	(3.0)	(2.7)
Amortization expense	26.3	1.7	24.2	1.5	2.1	8.7
Asset impairment	—	—	19.3	1.2	(19.3)	(100.0)
Other operating expense, net	27.9	1.8	17.6	1.1	10.3	58.5
Total operating expenses	232.6	14.7	249.5	15.5	(16.9)	(6.8)
Operating income (loss)	21.8	1.3	(9.2)	(0.6)	31.0	337.0
Other expense:
Interest expense	41.5	2.6	31.2	1.9	10.3	33.0
Interest income	(3.0)	(0.2)	(4.1)	(0.3)	1.1	26.8
Loss on extinguishment of debt	2.6	0.2	—	—	2.6	100.0
(Gain) loss on foreign currency exchange	(5.0)	(0.3)	4.9	0.3	(9.9)	(202.0)
Other expense (income), net	34.9	2.2	(5.0)	(0.3)	39.9	798.0
Total other expense	71.0	4.5	27.0	1.6	44.0	163.0
Loss before income taxes	(49.2)	(3.2)	(36.2)	(2.2)	(13.0)	(35.9)
Income tax benefit	(14.5)	(0.9)	(7.8)	(0.5)	(6.7)	(85.9)
Net loss	$(34.7)	(2.3)%	$(28.4)	(1.7)%	$(6.3)	(22.2)%

Earnings (loss) per common share:
Basic	$(0.69)		$(0.54)		$(0.15)	(27.8)%
Diluted	(0.69)		(0.54)		(0.15)	(27.8)

	Six Months Ended June 30,
	2025	2024	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA	$72.8	$63.7	$9.1	14.3%
Adjusted EBITDA	130.8	116.6	14.2	12.2
Adjusted net sales	1,597.4	1,611.5	(14.1)	(0.9)
Adjusted cost of sales	1,340.9	1,354.7	(13.8)	(1.0)
Adjusted gross profit	256.5	256.8	(0.3)	(0.1)
Adjusted total operating expenses	201.3	208.1	(6.8)	(3.3)
Adjusted operating income	55.2	48.7	6.5	13.3
Adjusted total other expense	40.6	32.0	8.6	26.9
Adjusted income tax expense	4.3	3.5	0.8	22.9
Adjusted net income	10.3	13.2	(2.9)	(22.0)
Adjusted diluted earnings (loss) per share	$0.20	$0.25	$(0.05)	(20.0)%

(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss to EBITDA and Adjusted EBITDA, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating income (loss) to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax benefit to Adjusted income tax expense, Net loss to Adjusted net income, and Diluted earnings (loss) per share to Adjusted diluted earnings (loss) per share.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Net Sales — Net sales for the first six months of 2025 totaled $1,590.0 million compared to $1,609.2 million for the same period last year, a decrease of $19.2 million, or 1.2%. The change in net sales from 2024 to 2025 was due to the following:

	Dollars	Percent
	(In millions)
Margin management	$(47.2)	(2.9)%
Consumption/other	(41.1)	(2.6)
Griddle recall service impacts	(29.1)	(1.8)
Volume/mix	$(117.4)	(7.3)%
Business acquisition	74.1	4.6
Pricing	42.2	2.6
Business exit	(10.9)	(0.7)
Product recall returns	(4.6)	(0.3)
Foreign currency	(2.6)	(0.1)
Total change in net sales	$(19.2)	(1.2)%
Product recall returns/other	5.1	0.3
Total change in adjusted net sales (1)	$(14.1)	(0.9)%

(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 1.2% was primarily due to unfavorable volume/mix related to planned margin management actions, broader macroeconomic consumption trends, service impacts related to the voluntary recall of frozen griddle products, and the RTD business exit. This was partially offset by the acquisition of the private brand tea business, favorable pricing to recover commodity inflation, and distribution gains.

Gross Profit — Gross profit as a percentage of net sales was 16.0% in the first six months of 2025, compared to 14.9% in the first six months of 2024, an increase of 1.1 percentage points. The increase is primarily due to $13.1 million of insurance recoveries related to voluntary product recalls received during the second quarter of 2025, favorable margin from the Harris Tea acquisition, and supply chain savings initiatives. This was partially offset by commodity cost inflation and unfavorable fixed cost absorption due to declining consumption trends.

Total Operating Expenses — Total operating expenses were $232.6 million in the first six months of 2025 compared to $249.5 million in the first six months of 2024, a decrease of $16.9 million. The decrease in expense is primarily due to a non-cash impairment charge recorded in the second quarter of 2024 of $19.3 million related to the Ready-to-drink beverages asset group, lower freight and commission costs, and cost reduction activities. This was partially offset by increased restructuring costs primarily from professional fees and severance and an increase in operating expenses from the Harris Tea acquisition.

Total Other Expense — Total other expense was $71.0 million in the first six months of 2025 compared to $27.0 million in the first six months of 2024, an increase in expense of $44.0 million. The increase was due to a $40.2 million unfavorable change in non-cash mark-to-market impacts from hedging activities, driven by interest rate swaps and commodity contracts, primarily coffee. Additionally, the Company had an increase of $10.3 million in interest expense primarily due to an increase in borrowings on our Revolving Credit Facility. This was partially offset by a favorable currency exchange rate impact of $9.9 million between the U.S. and Canada.

Income Taxes — Income taxes were recognized at an effective rate of 29.5% in the first six months of 2025 compared to 21.5% recognized in the first six months of 2024. The change in the Company's effective tax rate is primarily driven by changes in the amounts of executive compensation that is not deductible for tax purposes and the estimated amount of annual pre-tax earnings.

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

Approximately $184.2 million was available under the Receivables Sales Program operating limit as of June 30, 2025. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program.

Revolving Credit Facility

If additional borrowings are needed, approximately $362.2 million was available under the Revolving Credit Facility as of June 30, 2025. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Six Months Ended June 30,
	2025	2024
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities	$(100.7)	$(71.8)
Investing activities	(258.5)	(49.7)
Financing activities	89.2	(92.9)

Operating Activities

Net cash used in operating activities was $100.7 million in the first six months of 2025 compared to $71.8 million in the first six months of 2024, an increase in cash used of $28.9 million, which was primarily attributable to a decrease in cash flows from the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program. This was partially offset by higher cash earnings reflecting the Company's pricing actions to recover commodity inflation.

Investing Activities

Net cash used in investing activities was $258.5 million in the first six months of 2025 compared to $49.7 million in the first six months of 2024, an increase in cash used of $208.8 million. The increase in cash used for investing activities in the first six months of 2025 was primarily driven by the $209.3 million of cash used for the acquisition of the private brand tea business in the first quarter of 2025. This was partially offset by proceeds of $4.8 million which were primarily from the sale of machinery and equipment related to the RTD business exit.

Financing Activities

Net cash provided by financing activities was $89.2 million in the first six months of 2025 compared to $92.9 million net cash used in financing activities in the first six months of 2024, an increase in cash provided of $182.1 million. The increase in cash provided is primarily due to cash inflows from the Revolving Credit Facility of $105.0 million in the first six months of 2025 and $88.7 million of non-recurring common stock repurchases during the first six months of 2024. This was partially offset by costs related to the debt refinancing that occurred in January 2025.

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

At June 30, 2025, we had $480.0 million outstanding under Term Loan A, $423.9 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, and $4.5 million of finance lease obligations.

As of June 30, 2025, the Company had $105.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $362.2 million under the Revolving Credit Facility, and there were $32.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of June 30, 2025, we have an outstanding variable-rate debt balance of $1,008.9 million, and our interest rate swap agreements have a notional value of $875.0 million. Under the terms of the agreements, these interest rate swaps mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps through 2028.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of June 30, 2025.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Six Months Ended June 30, 2025
(Unaudited, in millions)
Net sales	$1,546.0
Gross profit (1)	254.8
Net loss	(28.8)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	June 30, 2025	December 31, 2024
	(Unaudited, in millions)
Current assets	$817.2	$926.8
Noncurrent assets	2,925.4	2,782.9
Current liabilities	662.2	676.5
Noncurrent liabilities (2)	1,699.2	1,629.9

(1)For the six months ended June 30, 2025, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $31.3 million of net sales to the Non-Guarantor Subsidiaries and $112.9 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $47.7 million and $20.3 million as of June 30, 2025 and December 31, 2024, respectively.

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

EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, Adjusting for Certain Items Affecting Comparability

EBITDA margin is defined as EBITDA as a percentage of net sales. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of adjusted net sales. EBITDA represents net loss before interest expense, interest income, income tax benefit, and depreciation and amortization expense. Adjusted EBITDA reflects adjustments to EBITDA to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA and adjusted EBITDA are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating Income, Adjusted Total Other Expense, Adjusted Income Tax Expense, Adjusted Net Income, and Adjusted Diluted Earnings (Loss) Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted net sales, adjusted cost of sales, adjusted gross profit, adjusted total operating expenses, adjusted operating income, adjusted total other expense, adjusted income tax expense, and adjusted net income represent their respective GAAP presentation line item adjusted for items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, impairment of assets, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of adjusted net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings (loss) per share ("Adjusted diluted EPS") is determined by dividing adjusted net income (loss) by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA and Adjusted EBITDA for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited, in millions)
Net loss (GAAP)	$(2.9)	$(16.7)	$(34.7)	$(28.4)
Interest expense	22.2	15.6	41.5	31.2
Interest income	(0.2)	(0.1)	(3.0)	(4.1)
Income tax benefit	(2.7)	(4.2)	(14.5)	(7.8)
Depreciation and amortization	42.1	36.2	83.5	72.8
EBITDA (Non-GAAP)	58.5	30.8	72.8	63.7
Mark-to-market adjustments(1)	14.7	(1.5)	31.7	(8.5)
Restructuring programs & other, excluding accelerated depreciation(2)	12.7	11.5	28.1	18.2
Acquisition, integration, divestiture, and related costs(3)	0.7	1.9	3.2	6.0
Foreign currency (gain) loss on re-measurement of intercompany notes(4)	(3.7)	1.1	(3.9)	3.5
Product recalls and related (income) costs, including insurance recoveries(5)	(9.6)	7.5	(3.7)	14.4
Loss on extinguishment of debt(6)	—	—	2.6	—
Impairment(7)	—	19.3	—	19.3
Adjusted EBITDA (Non-GAAP)	$73.3	$70.6	$130.8	$116.6

% of net sales
Net loss margin	(0.4)%	(2.1)%	(2.2)%	(1.8)%
EBITDA margin	7.3%	3.9%	4.6%	4.0%

% of adjusted net sales
Adjusted EBITDA margin	9.1%	8.9%	8.2%	7.2%

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

Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information.

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. During the three and six months ended June 30, 2025, the Company recognized $2.9 million and $5.8 million, respectively, of accelerated depreciation within the Company's restructuring activities as depreciation expense. There was no accelerated depreciation recognized during the three and six months ended June 30, 2024.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(3)
Acquisition, integration, divestiture, and related costs represents costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the three and six months ended June 30, 2025, $0.5 million and $0.8 million were classified in General and administrative and $0.2 million and $0.5 million were classified in Net sales, respectively. Additionally, $1.9 million was classified in Cost of sales during the six months ended June 30, 2025. During the three and six months ended June 30, 2024, $1.7 million and $3.7 million were classified in General and administrative and $0.2 million and $2.1 million were classified in Cost of sales, respectively. Additionally, $0.2 million was classified in Other operating expense, net during the six months ended June 30, 2024.

Refer to Note 6 to our Condensed Consolidated Financial Statements for additional information.

(4)	The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(5)
Griddle Recall and Related (Income) Costs, including Insurance Recoveries

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that are still within their shelf-life. For the three and six months ended June 30, 2025, the Non-GAAP adjustments included an insurance recovery of $(10.0) million in each period and $3.4 million and $9.2 million for estimated product returns and claims, respectively.

Broth Recall and Related (Income) Costs, including Insurance Recoveries

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility and executed a turnaround plan to restore the facility operations. For the three and six months ended June 30, 2025, the Non-GAAP adjustments included an insurance recovery of $(3.1) million in each period and other costs of $0.1 million and $0.2 million, respectively.

For the three and six months ended June 30, 2024, the Non-GAAP adjustments included non-cash plant shutdown charges of $4.5 million and $8.9 million, non-cash inventory write-offs of $0.3 million and $2.6 million, and other costs, including product returns and logistics, of $2.7 million and $2.9 million, respectively.

Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

(6)
During the first quarter of 2025, the Company incurred a loss on extinguishment of debt, which included a write off of deferred financing costs of $2.6 million in connection with the Credit Agreement refinancing.

Refer to Note 10 to our Condensed Consolidated Financial Statements for additional information.

(7)
During the second quarter of 2024, the Company incurred $19.3 million of non-cash impairment charges related to property, plant, and equipment. The impairment is due to forecasted cash flow losses in the Ready-to-drink beverages business resulting in a decision to exit this business.

Refer to Note 7 to our Condensed Consolidated Financial Statements for additional information.

The following tables provide a reconciliation of Adjusted net sales, Adjusted cost of sales, Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income, Adjusted total other expense, Adjusted income tax expense, and Adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended June 30, 2025
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$798.0	$658.8	$139.2	$111.9	$27.3	$32.9	$(2.7)	$(2.9)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	(14.7)	—	14.7
Restructuring programs & other, including accelerated depreciation(2)	—	(2.9)	2.9	(12.7)	15.6	—	—	15.6
Acquisition, integration, divestiture, and related costs(3)	0.2	—	0.2	(0.5)	0.7	—	—	0.7
Foreign currency gain on re-measurement of intercompany notes(4)	—	—	—	—	—	3.7	—	(3.7)
Product recalls and related (income) costs, including insurance recoveries(5)	3.2	12.8	(9.6)	—	(9.6)	—	—	(9.6)
Taxes on adjusting items	—	—	—	—	—	—	6.0	(6.0)
As adjusted (Non-GAAP)	$801.4	$668.7	$132.7	$98.7	$34.0	$21.9	$3.3	$8.8

As reported (% of net sales)			17.4%	14.0%	3.4%	4.1%	(0.3)%	(0.4)%
As adjusted (% of adjusted net sales)			16.6%	12.3%	4.2%	2.7%	0.4%	1.1%

Earnings (loss) per share:
Diluted								$(0.06)
Adjusted diluted								$0.17

Weighted average common shares:
Diluted for net loss								50.5
Diluted for adjusted net income								50.6

	Three Months Ended June 30, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$788.5	$660.2	$128.3	$132.3	$(4.0)	$16.9	$(4.2)	$(16.7)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	1.5	—	(1.5)
Restructuring programs & other(2)	—	—	—	(11.5)	11.5	—	—	11.5
Acquisition, integration, divestiture, and related costs(3)	—	(0.2)	0.2	(1.7)	1.9	—	—	1.9
Foreign currency loss on re-measurement of intercompany notes(4)	—	—	—	—	—	(1.1)	—	1.1
Product recalls and related costs(5)	1.4	(6.1)	7.5	—	7.5	—	—	7.5
Impairment(7)	—	—	—	(19.3)	19.3	—	—	19.3
Taxes on adjusting items	—	—	—	—	—	—	8.1	(8.1)
As adjusted (Non-GAAP)	$789.9	$653.9	$136.0	$99.8	$36.2	$17.3	$3.9	$15.0

As reported (% of net sales)			16.3%	16.8%	(0.5)%	2.1%	(0.5)%	(2.1)%
As adjusted (% of adjusted net sales)			17.2%	12.6%	4.6%	2.2%	0.5%	1.9%

Earnings (loss) per share
Diluted								$(0.32)
Adjusted diluted								$0.29

Weighted average common shares:
Diluted for net loss								52.3
Diluted for adjusted net income								52.5

	Six Months Ended June 30, 2025
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$1,590.0	$1,335.6	$254.4	$232.6	$21.8	$71.0	$(14.5)	$(34.7)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	(31.7)	—	31.7
Restructuring programs & other, including accelerated depreciation(2)	—	(5.7)	5.7	(28.2)	33.9	—	—	33.9
Acquisition, integration, divestiture, and related costs(3)	0.5	(1.9)	2.4	(0.8)	3.2	—	—	3.2
Foreign currency gain on re-measurement of intercompany notes(4)	—	—	—	—	—	3.9	—	(3.9)
Product recalls and related (income) costs, including insurance recoveries(5)	6.9	12.9	(6.0)	(2.3)	(3.7)	—	—	(3.7)
Loss on extinguishment of debt(6)	—	—	—	—	—	(2.6)	—	2.6
Taxes on adjusting items	—	—	—	—	—	—	18.8	(18.8)
As adjusted (Non-GAAP)	$1,597.4	$1,340.9	$256.5	$201.3	$55.2	$40.6	$4.3	$10.3

As reported (% of net sales)			16.0%	14.6%	1.4%	4.5%	(0.9)%	(2.2)%
As adjusted (% of adjusted net sales)			16.1%	12.6%	3.5%	2.5%	0.3%	0.6%

Earnings (loss) per share:
Diluted								$(0.69)
Adjusted diluted								$0.20

Weighted average common shares:
Diluted for net loss								50.5
Diluted for adjusted net income								50.5

	Six Months Ended June 30, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$1,609.2	$1,368.9	$240.3	$249.5	$(9.2)	$27.0	$(7.8)	$(28.4)
Adjustments:
Mark-to-market adjustments(1)	—	—	—	—	—	8.5	—	(8.5)
Restructuring programs & other(2)	—	—	—	(18.2)	18.2	—	—	18.2
Acquisition, integration, divestiture, and related costs(3)	—	(2.1)	2.1	(3.9)	6.0	—	—	6.0
Foreign currency loss on re-measurement of intercompany notes(4)	—	—	—	—	—	(3.5)	—	3.5
Product recalls and related costs(5)	2.3	(12.1)	14.4	—	14.4	—	—	14.4
Impairment(7)	—	—	—	(19.3)	19.3	—	—	19.3
Taxes on adjusting items	—	—	—	—	—	—	11.3	(11.3)
As adjusted (Non-GAAP)	$1,611.5	$1,354.7	$256.8	$208.1	$48.7	$32.0	$3.5	$13.2

As reported (% of net sales)			14.9%	15.5%	(0.6)%	1.7%	(0.5)%	(1.8)%
As adjusted (% of adjusted net sales)			15.9%	12.9%	3.0%	2.0%	0.2%	0.8%

Earnings per share:
Diluted								$(0.54)
Adjusted diluted								$0.25

Weighted average common shares:
Diluted for net loss								53.0
Diluted for adjusted net income								53.4

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

The following table reconciles cash flow used in operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Six Months Ended June 30,
	2025	2024
	(In millions)
Cash flow used in operating activities (GAAP)	$(100.7)	$(71.8)
Capital expenditures	(54.0)	(51.1)
Proceeds from sales of fixed assets	4.8	1.4
Free cash flow (Non-GAAP)	$(149.9)	$(121.5)

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

Critical Accounting Estimates

A description of the Company's critical accounting estimates is contained in our Annual Report on Form 10-K for the year ended December 31, 2024. There were no material changes to the Company's critical accounting estimates in the three and six months ended June 30, 2025.

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

As of June 30, 2025, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisition of the private brand tea business, which was completed on January 2, 2025. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisition. The net sales and total assets of the acquisition represented approximately 4.7% and 5.9%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the six months ended June 30, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2025 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 24, 2025, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2025.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: July 31, 2025	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer