Form 10-Q
period 2025-09-30
TreeHouse Foods, Inc.
filed 2025-11-10
CIK 1320695

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2025.
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
Yes  ☐   No  ☒
The number of shares of the registrant's common stock outstanding as of October 31, 2025 was 50.5 million.

Part I — Financial Information
Item 1. Financial Statements
TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in millions, except per share data)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$21.0	$289.6
Receivables, net	231.4	146.8
Inventories	668.2	539.3
Prepaid expenses and other current assets	48.0	34.0
Total current assets	968.6	1,009.7
Property, plant, and equipment, net	744.8	748.6
Operating lease right-of-use assets	172.8	154.4
Goodwill	1,601.4	1,819.3
Intangible assets, net	254.3	212.9
Other assets, net	34.1	35.1
Total assets	$3,776.0	$3,980.0
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$554.7	$602.5
Accrued expenses	180.7	141.3
Current portion of long-term debt	13.4	1.1
Total current liabilities	748.8	744.9
Long-term debt	1,486.1	1,401.3
Operating lease liabilities	133.4	125.4
Deferred income taxes	95.3	105.8
Other long-term liabilities	49.9	53.7
Total liabilities	2,513.5	2,431.1
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock, par value $0.01 per share, 10.0 shares authorized, none issued	—	—
Common stock, par value $0.01 per share, 90.0 shares authorized, 50.5 and 50.2 shares outstanding as of September 30, 2025 and December 31, 2024, respectively	0.6	0.6
Treasury stock	(385.4)	(385.4)
Additional paid-in capital	2,249.5	2,238.4
Accumulated deficit	(522.5)	(222.0)
Accumulated other comprehensive loss	(79.7)	(82.7)
Total stockholders' equity	1,262.5	1,548.9
Total liabilities and stockholders' equity	$3,776.0	$3,980.0

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited, in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$840.3	$839.1	$2,430.3	$2,448.3
Cost of sales	682.4	707.9	2,018.0	2,076.8
Gross profit	157.9	131.2	412.3	371.5
Operating expenses:
Selling and distribution	36.8	36.0	108.2	114.4
General and administrative	45.3	46.0	152.3	156.0
Amortization expense	13.0	12.3	39.3	36.5
Impairment	289.7	—	289.7	19.3
Other operating expense, net	27.2	5.1	55.1	22.7
Total operating expenses	412.0	99.4	644.6	348.9
Operating (loss) income	(254.1)	31.8	(232.3)	22.6
Other expense:
Interest expense	23.9	16.0	65.4	47.2
Interest income	(0.2)	(0.1)	(3.2)	(4.2)
Loss on extinguishment of debt	—	—	2.6	—
Loss (gain) on foreign currency exchange	1.8	(1.7)	(3.2)	3.2
Other (income) expense, net	(12.1)	21.9	22.8	16.9
Total other expense	13.4	36.1	84.4	63.1
Loss before income taxes	(267.5)	(4.3)	(316.7)	(40.5)
Income tax benefit	(1.7)	(0.9)	(16.2)	(8.7)
Net loss	$(265.8)	$(3.4)	$(300.5)	$(31.8)

Loss per common share:
Basic	$(5.26)	$(0.07)	$(5.95)	$(0.60)
Diluted	(5.26)	(0.07)	(5.95)	(0.60)
Weighted average common shares:
Basic	50.5	51.9	50.5	52.7
Diluted	50.5	51.9	50.5	52.7

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited, in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(265.8)	$(3.4)	$(300.5)	$(31.8)

Other comprehensive (loss) income:
Foreign currency translation adjustments	(1.6)	1.5	3.1	(2.4)
Pension and postretirement reclassification adjustment	—	—	(0.1)	—
Other comprehensive (loss) income	(1.6)	1.5	3.0	(2.4)
Comprehensive loss	$(267.4)	$(1.9)	$(297.5)	$(34.2)

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited, in millions)

							Accumulated
					Additional		Other
	Common Stock		Treasury Stock		Paid-In	Accumulated	Comprehensive	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Equity
Balance, January 1, 2024	59.3	$0.6	(5.2)	$(234.2)	$2,223.4	$(248.9)	$(76.1)	$1,664.8
Net loss	—	—	—	—	—	(11.7)	—	(11.7)
Other comprehensive loss	—	—	—	—	—	—	(2.6)	(2.6)
Treasury stock repurchases	—	—	(1.2)	(44.3)	—	—	—	(44.3)
Issuance of stock awards	0.2	—	—	—	(3.8)	—	—	(3.8)
Stock-based compensation	—	—	—	—	5.7	—	—	5.7
Balance, March 31, 2024	59.5	$0.6	(6.4)	$(278.5)	$2,225.3	$(260.6)	$(78.7)	$1,608.1
Net loss	—	—	—	—	—	(16.7)	—	(16.7)
Other comprehensive loss	—	—	—	—	—	—	(1.3)	(1.3)
Treasury stock repurchases	—	—	(1.3)	(45.2)	—	—	—	(45.2)
Issuance of stock awards	—	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	5.3	—	—	5.3
Balance, June 30, 2024	59.5	$0.6	(7.7)	$(323.7)	$2,230.5	$(277.3)	$(80.0)	$1,550.1
Net loss	—	—	—	—	—	(3.4)	—	(3.4)
Other comprehensive income	—	—	—	—	—	—	1.5	1.5
Issuance of stock awards	0.1	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	4.5	—	—	4.5
Balance, September 30, 2024	59.6	$0.6	(7.7)	$(323.7)	$2,234.9	$(280.7)	$(78.5)	$1,552.6

Balance, January 1, 2025	59.5	$0.6	(9.3)	$(385.4)	$2,238.4	$(222.0)	$(82.7)	$1,548.9
Net loss	—	—	—	—	—	(31.8)	—	(31.8)
Other comprehensive income	—	—	—	—	—	—	0.2	0.2
Issuance of stock awards	0.2	—	—	—	(4.0)	—	—	(4.0)
Stock-based compensation	—	—	—	—	5.6	—	—	5.6
Balance, March 31, 2025	59.7	$0.6	(9.3)	$(385.4)	$2,240.0	$(253.8)	$(82.5)	$1,518.9
Net loss	—	—	—	—	—	(2.9)	—	(2.9)
Other comprehensive income	—	—	—	—	—	—	4.4	4.4
Issuance of stock awards	0.1	—	—	—	(0.1)	—	—	(0.1)
Stock-based compensation	—	—	—	—	4.8	—	—	4.8
Balance, June 30, 2025	59.8	$0.6	(9.3)	$(385.4)	$2,244.7	$(256.7)	$(78.1)	$1,525.1
Net loss	—	—	—	—	—	(265.8)	—	(265.8)
Other comprehensive loss	—	—	—	—	—	—	(1.6)	(1.6)
Stock-based compensation	—	—	—	—	4.8	—	—	4.8
Balance, September 30, 2025	59.8	$0.6	(9.3)	$(385.4)	$2,249.5	$(522.5)	$(79.7)	$1,262.5

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in millions)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(300.5)	$(31.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125.2	109.5
Impairment	289.7	19.3
Stock-based compensation	15.2	15.5
Loss on extinguishment of debt	2.6	—
Unrealized loss on derivative contracts	19.0	11.0
Deferred income taxes	(14.7)	(4.0)
Other, net	2.5	8.4
Changes in operating assets and liabilities, net of acquisitions:
Receivables	(70.2)	(48.8)
Inventories	(85.0)	(84.4)
Prepaid expenses and other assets	(13.4)	(19.7)
Accounts payable	(50.6)	7.2
Accrued expenses and other liabilities	17.7	(12.6)
Net cash used in operating activities	(62.5)	(30.4)
Cash flows from investing activities:
Capital expenditures	(84.8)	(91.6)
Proceeds from sales of fixed assets	12.7	1.4
Acquisition, net of cash acquired	(209.3)	—
Net cash used in investing activities	(281.4)	(90.2)
Cash flows from financing activities:
Borrowings under Revolving Credit Facility	2,251.9	212.5
Payments under Revolving Credit Facility	(2,156.9)	(212.5)
Payments on financing lease obligations	(1.6)	(0.6)
Deferred payment from acquisition of seasoned pretzel capability	—	(4.0)
Payment of deferred financing costs	(3.9)	—
Payments on Term Loans	(907.1)	—
Proceeds from refinanced Term Loans	899.2	—
Payments on insurance premium financing	(1.7)	—
Repurchases of common stock	—	(88.7)
Payments related to stock-based award activities	(4.1)	(4.0)
Net cash provided by (used in) financing activities	75.8	(97.3)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(0.4)
Net decrease in cash and cash equivalents	(268.6)	(218.3)
Cash and cash equivalents, beginning of period	289.6	320.3
Cash and cash equivalents, end of period	$21.0	$102.0

	Nine Months Ended September 30,
	2025	2024
Supplemental cash flow disclosures:
Interest paid	$76.9	$69.6
Net income taxes paid	17.3	5.7

Non-cash investing and financing activities:
Capital expenditures incurred but not yet paid	9.9	21.5
Right-of-use assets obtained in exchange for lease obligations	44.6	3.3
Preliminary purchase price adjustment for private brand tea business acquisition	2.0	—
Accrued deferred financing costs	—	0.2
Financed insurance premium exchanged for prepaid insurance	9.4	—

See Notes to Condensed Consolidated Financial Statements.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of and for the nine months ended September 30, 2025
(Unaudited)
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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2. RECENT ACCOUNTING PRONOUNCEMENTS

Not yet adopted

In September 2025, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. ASU 2025-06 modernizes the guidance for accounting for software costs by removing all references to software development project stages and clarifying criteria for capitalization. The amendment is effective for annual periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the provisions of the amendments and the effect on its future Consolidated Financial Statements.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. These amendments require disclosure of the election of a practical expedient that assumes that current conditions as of the balance sheet date do not change for the remaining life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments are effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the provisions of the amendments and the effect on its future Consolidated Financial Statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, and in January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date. ASU 2024-03 requires additional information about specific expenses in certain notes to the Consolidated Financial Statements. The new guidance in ASU 2024-03, as clarified by ASU 2025-01, will be effective for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. Upon adoption, the impact of ASU 2024-03 will be limited to certain notes to the Consolidated Financial Statements.

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

3. RESTRUCTURING PROGRAMS

The Company’s restructuring and margin improvement activities are part of an enterprise-wide transformation to improve long-term profitability of the Company. These activities are aggregated into two activities: (1) Organizational restructuring and (2) Facility closures (collectively the "Restructuring Programs").

The costs by activity for the Restructuring Programs are outlined below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Organizational restructuring	$20.8	$3.1	$46.3	$16.9
Facility closures	13.2	3.7	21.6	8.1
Total	$34.0	$6.8	$67.9	$25.0

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Below is a summary of costs by line item for the Restructuring Programs:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Cost of sales	$6.7	$1.7	$12.4	$1.7
Other operating expense, net	27.3	5.1	55.5	23.3
Total	$34.0	$6.8	$67.9	$25.0

The table below presents the exit cost liability related to severance activity for the Restructuring Programs as of September 30, 2025:

Severance
(In millions)
Balance as of December 31, 2024	$1.8
Expenses recognized	19.5
Cash payments	(7.0)
Balance as of September 30, 2025	$14.3

The severance liabilities are included in Accrued expenses in the Condensed Consolidated Balance Sheets.

(1) Organizational restructuring

Organizational restructuring activities primarily relate to professional fees, consulting services, retention costs, severance costs, organizational redesign activities, information technology system implementation, and other costs associated with ongoing restructuring and exit activities.

In April 2025, the Company announced a restructuring of our current business, including a reorganization of our corporate support functions, to drive greater operational efficiency, achieve significant cost-savings, and enhance profitability and cash flow, while improving quality and service levels. This resulted in fees related to consulting services and employee-related severance costs.

Below is a summary of costs by type associated with organizational restructuring activities:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Asset-related	$—	$—	$1.4	$—
Employee-related	10.4	0.2	19.2	7.5
Other costs	10.4	2.9	25.7	9.4
Total	$20.8	$3.1	$46.3	$16.9

For the three and nine months ended September 30, 2025 and 2024, asset-related costs primarily consisted of accelerated depreciation; employee-related costs primarily consisted of severance and retention related to restructuring programs; and other costs primarily consisted of consulting services. Asset-related costs are recognized in Cost of sales, and employee-related and other costs are recognized in Other operating expense, net in the Condensed Consolidated Statements of Operations.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2) Facility closures

The Company continually analyzes its plant network to align operations with the current and future needs of its customers. Facility closure decisions are made when the Company identifies opportunities to lower production costs or eliminate excess manufacturing capacity through consolidation while maintaining a competitive cost structure, service levels, and product quality. The key information regarding the Company’s announced facility closures is outlined in the table below.

Facility Location	Date Closure Announced	End of Production	Primary Products Produced	Cumulative Costs to Date	Total Expected Costs

Chicago, Illinois	Q3 2025	Expected Q4 2025	Pickles	$2.8	$6.0
South Beloit, Illinois	Q3 2025	Expected H1 2026	Cookies	4.3	14.0
New Hampton, Iowa (1)	Q1 2025	Q3 2025	Non-dairy creamer ("NDC")	10.8	12.0
Dallas, Texas (2)	Q4 2023	Q4 2023	Single-serve beverage ("SSB") / Coffee	13.7	14.0
				$31.6	$46.0

(1)During the third quarter of 2025, the Company completed the sale of the New Hampton, Iowa facility for $7.9 million, and the Company consolidated its NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois.
(2)During the fourth quarter of 2023, the Company completed the closure of its Dallas, Texas Coffee facility in connection with the integration of the Coffee Roasting Capability and transitioned production from Dallas to its Northlake, Texas facility during the first half of 2024. As the Company continued related integration activities, the Company exited a distribution center in Grand Prairie, Texas, during the third quarter of 2024. As a result of this distribution center exit, an impairment of $0.9 million of Operating lease right-of-use assets was recognized in our Grand Prairie asset group in the third quarter of 2024.

Ready-to-drink Business Exit — During the second quarter of 2024, the Company made the decision to exit the Ready-to-drink ("RTD") business as part of the Company's portfolio optimization strategy to focus on higher-growth, higher margin categories. During the first quarter of 2025, production for the RTD business ceased, and the Company sold the related machinery and equipment. The total costs related to the business exit are expected to be approximately $4.0 million, and the cumulative costs incurred to date are $3.9 million. These costs include the decommissioning and disposal of related assets and inventory, as well as other transitioning costs. The costs for the three and nine months ended September 30, 2025 were $0.5 million and $2.0 million, respectively. Refer to Note 7 for additional information regarding the impairment of the RTD asset group in the second quarter of 2024.

Below is a summary of costs by type associated with the facility closures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Asset-related	$4.9	$2.6	$9.4	$2.6
Employee-related	3.8	0.2	5.4	0.2
Other costs	4.5	0.9	6.8	5.3
Total	$13.2	$3.7	$21.6	$8.1

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
For the three and nine months ended September 30, 2025 and 2024, asset-related costs consisted of accelerated depreciation, inventory write-downs, operating lease right-of-use asset impairment, and loss on disposals of property, plant, and equipment; employee-related costs primarily consisted of severance and retention related to restructuring programs; other costs primarily consisted of third party and associated costs related to facility plant closures. Asset-related and other costs are recognized in Cost of sales and Other operating expense, net, and employee-related costs are recognized in Other operating expense, net in the Condensed Consolidated Statements of Operations.

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

The following table includes the outstanding amount of accounts receivable sold under the Receivables Sales Program and the receivables collected from customers and not remitted to the financial institution that is included within outstanding accounts receivables sold:

	September 30, 2025	December 31, 2024
	(In millions)
Outstanding accounts receivable sold	$221.7	$375.0
Receivables collected and not remitted to financial institution	181.1	237.7
Receivables sold under the Receivables Sales Program are derecognized from the Company's Condensed Consolidated Balance Sheets at the time of the sale and the proceeds from such sales are reflected as a component of the change in receivables in the operating activities section of the Condensed Consolidated Statements of Cash Flows. The receivables collected and not remitted to the financial institution are included in Accounts payable in the Condensed Consolidated Balance Sheets.

The following table summarizes the cash flows of the Company's accounts receivable associated with the Receivables Sales Program:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Receivables sold	$855.3	$891.6
Receivables collected and remitted to financial institution	(1,008.6)	(993.9)

The loss on sale of receivables represents the discount taken by the third-party financial institution and was $1.5 million and $2.7 million for the three months ended September 30, 2025 and 2024, respectively, and $5.7 million and $6.6 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in Other (income) expense, net in the Condensed Consolidated Statements of Operations. The Company has not recognized any servicing assets or liabilities as of September 30, 2025 or December 31, 2024, as the fair value of the servicing arrangement as well as the fees earned were not material to the financial statements.

5. INVENTORIES

	September 30, 2025	December 31, 2024
	(In millions)
Raw materials and supplies	$222.7	$217.4
Finished goods	445.5	321.9
Total inventories	$668.2	$539.3

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

The acquisition is being accounted for under the acquisition method of accounting, and the results of operations were included in our Condensed Consolidated Financial Statements from the date of acquisition. Included in the Company’s Condensed Consolidated Statements of Operations are Harris Tea’s net sales of approximately $110.6 million and income before income taxes of $8.1 million from the date of acquisition through September 30, 2025. The Company incurred approximately $3.4 million in acquisition-related costs, of which $0.2 million and $0.7 million were incurred during the three and nine months ended September 30, 2025, respectively. These costs are included in General and administrative in the Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
	(Unaudited, in millions)
Pro forma net sales	$874.7	$2,554.6
Pro forma net income (loss)	—	(28.1)

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. PROPERTY, PLANT, AND EQUIPMENT

	September 30, 2025	December 31, 2024
	(In millions)
Land	$35.7	$35.0
Buildings and improvements	375.7	378.1
Machinery and equipment	1,092.0	1,063.3
Construction in progress	123.0	120.6
Total	1,626.4	1,597.0
Less accumulated depreciation	(881.6)	(848.4)
Property, plant, and equipment, net	$744.8	$748.6

Depreciation expense was $28.7 million and $24.4 million for the three months ended September 30, 2025 and 2024, respectively, and $85.9 million and $73.0 million for the nine months ended September 30, 2025 and 2024, respectively.

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

During the second quarter of 2024, as a result of forecasted cash flow losses, the Company made the decision to exit the RTD business. As a result, the Company performed a recoverability assessment over the RTD asset group in the second quarter of 2024, which indicated that the asset group was not recoverable, and we were required to determine the fair value of the business. Our fair value assessment indicated that the carrying value was in excess of the fair value, and an impairment of $19.3 million of property, plant, and equipment was recognized in our RTD beverages asset group. The asset impairment charge was included in Impairment in the Condensed Consolidated Statements of Operations.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
8. GOODWILL AND INTANGIBLE ASSETS

Goodwill

Changes in the carrying amount of goodwill for the nine months ended September 30, 2025 are as follows:

Goodwill
(In millions)
Balance at December 31, 2024	$1,819.3
Foreign currency exchange adjustments	2.1
Acquisition	69.7
Impairment loss	(289.7)
Balance at September 30, 2025	$1,601.4

During the third quarter of 2025, we concluded that the sustained decrease in our share price and market capitalization was a triggering event requiring an interim goodwill impairment assessment. We performed an interim impairment test as of the last day of our third quarter, September 30, 2025, and utilized the discounted cash flow method under the income approach to estimate the fair value of the Company, which was corroborated by the Guideline Public Company Methodology market approach. The income approach utilizes projected cash flow estimates developed by the Company to determine fair value, which are unobservable, Level 3 inputs. Unobservable inputs are used to measure fair value to the extent relevant observable inputs are not available. The Company developed our estimates using the best information available at the time. As a result of the impairment test, we recognized a non-cash goodwill impairment loss of $289.7 million.

Accumulated goodwill impairment losses were $289.7 million as of September 30, 2025.

Intangible Assets

The gross carrying amounts and accumulated amortization of intangible assets as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
	(In millions)
Intangible assets with finite lives:
Customer-related	$612.2	$(424.3)	$187.9	$546.0	$(395.6)	$150.4
Trademarks	31.3	(18.0)	13.3	19.2	(17.0)	2.2
Formulas/recipes	15.4	(15.2)	0.2	15.4	(15.0)	0.4
Computer software	190.6	(143.7)	46.9	212.6	(158.7)	53.9
Total finite lived intangibles	849.5	(601.2)	248.3	793.2	(586.3)	206.9

Intangible assets with indefinite lives:
Trademarks	6.0	—	6.0	6.0	—	6.0
Total intangible assets	$855.5	$(601.2)	$254.3	$799.2	$(586.3)	$212.9

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. INCOME TAXES

Income taxes were recognized at effective rates of 0.6% and 5.1% for the three and nine months ended September 30, 2025, respectively, compared to 20.9% and 21.5% for the three and nine months ended September 30, 2024, respectively. The change in the Company's effective tax rate for the three and nine months ended September 30, 2025 compared to 2024 is primarily driven by the impairment of goodwill and changes in the amount of executive compensation, both of which are not deductible for tax purposes. Our effective tax rate may change from period to period based on recurring and non-recurring factors, including the jurisdictional mix of earnings, enacted tax legislation, state income taxes, settlement of tax audits, and the expiration of the statute of limitations in relation to unrecognized tax benefits.

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

10. DEBT

	September 30, 2025	December 31, 2024
	(In millions)
Revolving Credit Facility	$95.0	$—
Term Loan A	480.0	316.4
Term Loan A-1	422.9	588.6
2028 Notes	500.0	500.0
Insurance premium financing	7.7	—
Finance leases	4.1	4.1
Total outstanding debt	1,509.7	1,409.1
Deferred financing costs	(10.2)	(6.7)
Less current portion	(13.4)	(1.1)
Total long-term debt	$1,486.1	$1,401.3

The scheduled maturities of outstanding debt, excluding deferred financing costs, at September 30, 2025 are as follows (in millions):

Remainder of 2025	$4.0
2026	10.7
2027	18.1
2028	522.2
2029	21.6
Thereafter	933.1
Total outstanding debt	$1,509.7

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

Revolving Credit Facility — As of September 30, 2025, the Company had $95.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $372.2 million under the Revolving Credit Facility, and there were $32.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit. The Revolving Credit Facility matures on January 17, 2030.

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Insurance Premium Financing — During the third quarter of 2025, the Company entered into an agreement to finance certain annual insurance premiums for $9.4 million with a maturity date of June 1, 2026. The financing agreement has a fixed annual interest rate of 5.99% on the outstanding balance and requires monthly payments of principal and interest of $0.9 million.

The Company’s weighted average interest rate on all short-term debt outstanding, including the insurance premium financing and other short-term debt, for the quarter ended September 30, 2025, was 6.04%. Including the impact of interest rate swap agreements in effect as of September 30, 2025, the average rate is 5.90%.

Fair Value — At September 30, 2025, the aggregate fair value of the Company's total debt was $1,492.5 million and its carrying value was $1,505.6 million. At December 31, 2024, the aggregate fair value of the Company's total debt was $1,359.8 million and its carrying value was $1,405.0 million. The fair values of the Revolving Credit Facility, Term Loan A, and Term Loan A-1 were estimated using present value techniques and market-based interest rates and credit spreads. The insurance premium financing carrying value approximates fair value. The fair value of the Company's 2028 Notes was estimated based on quoted market prices for similar instruments due to their infrequent trading volume. Accordingly, the fair value of the Company's debt is classified as Level 2 within the valuation hierarchy.

Deferred Financing Costs — As of September 30, 2025 and December 31, 2024, deferred financing costs of $10.2 million and $6.7 million were included as a direct deduction from outstanding long-term debt, respectively. Fees associated with the Revolving Credit Facility are presented in Other assets, net. Deferred financing costs are amortized over their estimated useful lives based on the terms of their respective agreements.

11. STOCKHOLDERS' EQUITY

Share Repurchase Authorization — On November 13, 2024, the Company announced that the Board of Directors (the "Board") authorized a $400 million stock repurchase program. This authorization is open ended, and any repurchases under the stock repurchase program may be made by means of open market transactions, negotiated block transactions, or otherwise, including pursuant to a repurchase plan administered in accordance with Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The size and timing of any repurchases will depend on price, market and business conditions, and other factors. The Company has the ability to make discretionary repurchases up to an annual cap of $150 million, and $393.5 million remained available under the $400 million total authorization of the stock repurchase program as of September 30, 2025. Any shares repurchased will be held as treasury stock.

The following table summarizes the Company's repurchases of its common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions, except per share data)
Shares repurchased	—	—	—	2.5
Weighted average price per share	$—	$—	$—	$36.20
Total cost	$—	$—	$—	$88.7
Excise tax (1)	$—	$—	$—	$0.8

(1)The excise tax accrued in connection with the share repurchases was recorded as an adjustment to the cost basis of repurchased shares in treasury stock and within Accrued expenses on the Company’s Condensed Consolidated Balance Sheets.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
12. EARNINGS PER SHARE

The weighted average number of common shares used in the diluted loss per share calculation is determined using the treasury stock method and includes the incremental effect related to the Company’s outstanding stock-based compensation awards. The following table summarizes the effect of the share-based compensation awards on the weighted average number of shares outstanding used in calculating diluted loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)
Weighted average common shares outstanding	50.5	51.9	50.5	52.7
Assumed exercise/vesting of equity awards (1)	—	—	—	—
Weighted average diluted common shares outstanding	50.5	51.9	50.5	52.7

(1)For all periods presented, the weighted average common shares outstanding is the same for the computations of both basic and diluted shares outstanding because the Company had a net loss for the period. Equity awards, excluded from our computation of diluted earnings per share because they were anti-dilutive, were 1.3 million and 0.5 million for the three months ended September 30, 2025 and 2024, respectively, and 1.3 million and 0.6 million for the nine months ended September 30, 2025 and 2024, respectively.

13. STOCK-BASED COMPENSATION

The Board of Directors adopted, and the Company's stockholders approved, the "TreeHouse Foods, Inc. Equity and Incentive Plan" (the "Plan"). Under the Plan, the Compensation Committee may grant awards of various types of compensation, including stock options, restricted stock, restricted stock units, performance shares, performance units, other types of stock-based awards, and other cash-based compensation. The maximum number of shares authorized to be awarded under the Plan is approximately 22.5 million as of September 30, 2025.

Total compensation expense related to stock-based payments and the related income tax benefit recognized in Net loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Compensation expense related to stock-based payments	$4.8	$4.5	$15.2	$15.5
Related income tax benefit	1.2	1.1	3.6	3.7

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

The following table summarizes stock option activity during 2025:

	Employee Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (yrs.)	Aggregate Intrinsic Value
	(In thousands)			(In millions)
Outstanding, at December 31, 2024	473	$61.46	4.7	$—
Expired	(62)	78.67
Outstanding, at September 30, 2025	411	58.87	4.8	—
Exercisable, at September 30, 2025	411	58.87	4.8	—
There are no future compensation costs related to unvested options at September 30, 2025.

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

The following table summarizes the restricted stock unit activity during the nine months ended September 30, 2025:

	Employee Restricted Stock Units	Weighted Average Grant Date Fair Value	Non-Employee Director Restricted Stock Units	Weighted Average Grant Date Fair Value
	(In thousands)		(In thousands)
Nonvested, at December 31, 2024	696	$38.82	62	$41.73
Granted	580	30.82	54	22.29
Vested	(315)	38.15	(24)	35.90
Forfeited	(196)	35.15	—	—
Nonvested, at September 30, 2025	765	33.97	92	31.84
Earned and deferred, at September 30, 2025			38	45.41

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fair value of vested restricted stock units	$0.2	$0.4	$9.2	$10.2
Tax benefit recognized from vested restricted stock units	0.1	0.1	1.6	1.7

Unrecognized compensation costs related to nonvested restricted stock units are approximately $19.9 million as of September 30, 2025 and will be recognized over a weighted average period of 1.9 years. The grant date fair value of the awards is equal to the Company's closing stock price on the grant date.

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

Nine Months Ended September 30,
2025
Dividend yield	0%
Risk-free rate	4.01%
Expected volatility (TreeHouse Foods, Inc.)	33.68%
Expected volatility (Peer Group)	36.45%
Expected term (in years)	2.84

The following table summarizes the performance unit activity during the nine months ended September 30, 2025:

	Performance Units	Weighted Average Grant Date Fair Value
	(In thousands)
Nonvested, at December 31, 2024	378	$38.04
Granted	246	31.68
Vested	(92)	33.14
Forfeited	(99)	32.95
Nonvested, at September 30, 2025	433	35.18

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Fair value of vested performance units	$—	$—	$2.4	$1.8
Tax benefit recognized from performance units vested	—	—	0.1	0.1

Unrecognized compensation costs related to nonvested performance units are estimated to be approximately $7.0 million as of September 30, 2025 and are expected to be recognized over a weighted average period of 1.8 years. The fair value of the portion of the awards granted based on market conditions were valued using a Monte Carlo simulation model. For other awards, the grant date fair value is equal to the Company's closing stock price on the date of grant.

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss consists of the following components, all of which are net of tax:

	Foreign Currency Translation (1)	Unrecognized Pension and Postretirement Benefits (1)	Accumulated Other Comprehensive Loss
	(In millions)
Balance at December 31, 2023	$(84.2)	$8.1	$(76.1)
Other comprehensive loss	(2.4)	—	(2.4)
Balance at September 30, 2024	$(86.6)	$8.1	$(78.5)

Balance at December 31, 2024	$(92.9)	$10.2	$(82.7)
Other comprehensive income before reclassifications	3.1	—	3.1
Reclassifications from accumulated other comprehensive loss (2)	—	(0.1)	(0.1)
Other comprehensive income (loss)	3.1	(0.1)	3.0
Balance at September 30, 2025	$(89.8)	$10.1	$(79.7)

(1)The tax impact of the foreign currency translation adjustment and the unrecognized pension and postretirement benefits reclassification was insignificant for the three and nine months ended September 30, 2025 and 2024.
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

Components of net periodic pension (benefit) cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Service cost	$0.1	$—	$0.2	$0.2
Interest cost	2.6	2.5	8.0	7.7
Expected return on plan assets	(2.9)	(2.7)	(8.7)	(8.1)
Amortization of unrecognized net loss	0.1	0.1	0.2	0.3
Net periodic pension (benefit) cost	$(0.1)	$(0.1)	$(0.3)	$0.1

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Components of net periodic postretirement cost are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Interest cost	$0.2	$0.2	$0.6	$0.6
Amortization of unrecognized net gain	(0.1)	(0.1)	(0.3)	(0.3)
Net periodic postretirement cost	$0.1	$0.1	$0.3	$0.3

The service cost components of net periodic pension costs were recognized in Cost of sales, and the other components of net periodic pension and postretirement costs were recognized in Other (income) expense, net in the Condensed Consolidated Statements of Operations.

Subsequent Event - Annuity Lift-out

In October 2025, the Company completed a pension plan annuity lift-out, a transaction that provided for the purchase of an annuity contract to fund pension plan annuities of retirees, as part of our de-risking strategy. This annuity lift-out impacted approximately 800 retirees, as well as reduced $80.0 million in pension obligations and $74.0 million in plan assets which were transferred to an insurance company. The Company estimates a non-cash settlement gain on the annuity lift-out of $8.5 million will be recognized in the fourth quarter of 2025.

16. COMMITMENTS AND CONTINGENCIES

Griddle Product Recall Costs and Insurance Recovery

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that were still within their shelf-life. These frozen griddle products may have had the potential to be contaminated with Listeria monocytogenes. The Company recorded a product recall liability for estimated product returns and claims, which is included within Accrued expenses in the Condensed Consolidated Balance Sheets, of $14.5 million as of September 30, 2025 and $9.6 million as of December 31, 2024. The amount of the product recall liability represents the probable and reasonably estimable costs directly associated with the recall. However, the total actual costs could differ materially due to uncertainties related to customer return rates, additional recall expenses, litigation, or other unforeseen events.

During the third quarter of 2025, the Company recognized an additional $13.0 million insurance recovery for the voluntary griddle product recall in Cost of sales in the Condensed Consolidated Statements of Operations. As a result, the cumulative amount of insurance recoveries recognized for the nine months ended September 30, 2025 is $23.0 million. Subsequent to September 30, 2025, the Company was notified that it would be receiving an additional $7.0 million, resulting in a total amount of insurance recoveries received of $30.0 million. As of the fourth quarter of 2025, the Company expects to have received all potential insurance recoveries for griddle product recall-related costs through its insurance coverage.

Broth Product Recall Insurance Recovery

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility. These broth products may have had the potential for non-pathogenic microbial contamination due to lack of sterility assurance. During the third quarter of 2025, the Company recognized an additional $4.5 million insurance recovery in Cost of sales in the Condensed Consolidated Statements of Operations, resulting in $7.6 million of recoveries for the nine months ended September 30, 2025. The cumulative amount of insurance recoveries recognized to date for the broth product recall is $17.6 million. The Company is seeking to recover additional recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Coffee Business Litigation

In February 2014, TreeHouse, along with its 100% owned subsidiaries, Bay Valley Foods, LLC and Sturm Foods, Inc., filed suit against Keurig Dr. Pepper Inc.'s wholly-owned subsidiary, Keurig Green Mountain ("KGM"), in the U.S. District Court for the Southern District of New York captioned TreeHouse Foods, Inc. et al. v. Green Mountain Coffee Roasters, Inc. et al. asserting claims under the federal antitrust laws, various state antitrust laws and unfair competition statutes, contending that KGM had monopolized alleged markets for single serve coffee brewers and single serve coffee pods. The Company is seeking monetary damages, declaratory relief, injunctive relief, and attorneys' fees, which monetary damages, in August 2020, were estimated by the Company's economic expert to be in the range of $719.4 million to $1.5 billion for the Company's antitrust claims, before trebling, and $358.0 million for a subset of the Company's false advertising claims, without accounting for discretionary trebling by the Court. The matter remains pending, with summary judgment motions fully briefed. On March 28, 2022, the Magistrate Judge issued an Opinion and Order granting in part and denying in part the TreeHouse sanctions motion against KGM and denying the KGM sanctions motion against TreeHouse. KGM has appealed a portion of the Opinion and Order awarding sanctions to the Company. On January 3, 2025, the Court denied KGM's motions to exclude the opinions of the Company's experts and granted Plaintiffs' motion to exclude the opinion of KGM's sham litigation expert. KGM is denying the allegations made by the Company in the litigation. The Company has not recorded any amount in its Condensed Consolidated Financial Statements as of September 30, 2025.

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

The Company has entered into long-term interest rate swap agreements to lock into a fixed interest rate base that have a notional value of $875.0 million as of September 30, 2025 and $1,750.0 million as of December 31, 2024. Under the terms of the agreements, $875.0 million in variable-rate debt is swapped for a weighted average fixed interest rate base of approximately 3.69% through February 29, 2028.

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

The Company's derivative commodity contracts may include contracts for diesel, oil, plastics, resin, and other commodity contracts that do not meet the requirements for the normal purchases and normal sales scope exception. Diesel contracts are used to manage the Company's risk associated with the underlying cost of diesel fuel used to deliver products. Contracts for oil, plastics, and resin are used to manage the Company's risk associated with the underlying commodity cost of a significant component used in packaging materials. Other commodity contracts that are derivatives that do not meet the normal purchases and normal sales scope exception are used to manage the price risk associated with raw material costs. As of September 30, 2025 and December 31, 2024, the notional value of the commodity contracts outstanding was $91.0 million and $61.5 million, respectively. These commodity contracts have maturities expiring throughout 2025 and 2026 as of September 30, 2025.

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

 The following table identifies the fair value of each derivative instrument:

	Balance Sheet Location	September 30, 2025	December 31, 2024
		(In millions)
Asset derivatives
Commodity contracts	Prepaid expenses and other current assets	$7.3	$9.1
Interest rate swap agreements	Prepaid expenses and other current assets	—	2.2
Interest rate swap agreements	Other assets, net	—	7.6
		$7.3	$18.9
Liability derivatives
Commodity contracts	Accrued expenses	$0.3	$—
Interest rate swap agreements	Accrued expenses	7.5	0.4
		$7.8	$0.4

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

We recognized the following gains and losses on our derivative contracts in the Condensed Consolidated Statements of Operations:

	Location of Gain (Loss)	Three Months Ended September 30,		Nine Months Ended September 30,
	Recognized in Net Income (Loss)	2025	2024	2025	2024
		(In millions)		(In millions)
Mark-to-market unrealized gain (loss)
Commodity contracts	Other (income) expense, net	$13.2	$6.5	$(2.1)	$8.4
Interest rate swap agreements	Other (income) expense, net	(0.5)	(26.0)	(16.9)	(19.4)
Total unrealized gain (loss)		$12.7	$(19.5)	$(19.0)	$(11.0)
Realized (loss) gain
Commodity contracts	Manufacturing-related to Cost of sales and transportation-related to Selling and distribution	$(3.6)	$0.8	$7.1	$4.6
Interest rate swap agreements	Interest expense	1.5	5.8	5.6	17.0
Total realized (loss) gain		$(2.1)	$6.6	$12.7	$21.6
Total gain (loss)		$10.6	$(12.9)	$(6.3)	$10.6

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

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The Chief Executive Officer ("CEO") has been identified as our Chief Operating Decision Maker ("CODM"). We have one segment manager who reports directly to the CODM, with their incentive compensation based on the consolidated results of the Company. The Company manages operations on a company-wide basis, thereby making determinations as to the allocation of resources as one segment. The annual operating plan is prepared and approved by the CODM based on consolidated results of the Company. The CODM uses discrete financial information at the consolidated level to assess performance for the segment and decides how to allocate resources based on the Company's consolidated Net loss, which is reported on the Condensed Consolidated Statements of Operations. The measure of segment assets is reported on the Condensed Consolidated Balance Sheets as Total assets.

Reported segment revenue, segment profit or loss, and significant segment expenses are as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
		2025	2024	2025	2024
		(In millions)		(In millions)
Net sales		$840.3	$839.1	$2,430.3	$2,448.3
Cost of sales		682.4	707.9	2,018.0	2,076.8
Selling, distribution, general, and administrative:
Freight out and commissions		28.1	27.4	78.9	84.0
Direct selling, general, and administrative		14.7	8.8	49.3	28.6
Corporate selling, general, and administrative		39.3	45.8	132.3	157.8
Amortization expense		13.0	12.3	39.3	36.5
Impairment		289.7	—	289.7	19.3
Other operating expense, net	(1)	27.2	5.1	55.1	22.7
Total other expense	(2)	13.4	36.1	84.4	63.1
Income tax benefit		(1.7)	(0.9)	(16.2)	(8.7)
Net loss		$(265.8)	$(3.4)	$(300.5)	$(31.8)

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

Disaggregation of Revenue — The principal products that comprise our different product category groups are as follows:

Product Category Group	Principal Products
Snacking	Candy; cookies; crackers; in-store bakery items; pretzels; and frozen griddle items
Beverages & drink mixes	Broths/stocks; non-dairy creamer; powdered beverages and other blends; ready-to-drink beverages (production ceased in the first quarter of 2025); coffee; and tea
Grocery	Cheese & pudding; hot cereal; pickles; and refrigerated dough

TREEHOUSE FOODS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue disaggregated by product category groups is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Snacking	$300.6	$318.2	$855.4	$941.9
Beverages & drink mixes	316.4	281.7	905.4	793.9
Grocery	223.3	239.2	669.5	712.5
Total net sales	$840.3	$839.1	$2,430.3	$2,448.3
Revenue disaggregated by sales channel is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(In millions)		(In millions)
Retail grocery	$670.6	$674.2	$1,920.6	$1,931.6
Co-manufacturing	84.4	95.0	259.8	299.2
Food-away-from-home and other	85.3	69.9	249.9	217.5
Total net sales	$840.3	$839.1	$2,430.3	$2,448.3

19. SUBSEQUENT EVENT

On November 10, 2025, the Company, Industrial F&B Investments II, Inc., a Delaware corporation (“Investindustrial”), and Industrial F&B Investments III, Inc., a Delaware corporation and a wholly owned subsidiary of Investindustrial (“Merger Sub”), signed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into TreeHouse, with TreeHouse continuing as the surviving corporation.
Under the terms of the agreement, TreeHouse Foods shareholders will receive $22.50 per share in cash for each share of common stock owned at closing, representing a total Enterprise Value of $2.9 billion, and one non-transferrable Contingent Value Right ("CVR") per common share. The CVR generally will provide a holder with an opportunity to receive certain net proceeds, if any are recovered, from certain ongoing litigation relating to part of TreeHouse Foods' coffee business. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information regarding the ongoing coffee business litigation.
The transaction is expected to close in the first quarter of 2026, subject to approval by TreeHouse Foods shareholders and satisfaction of regulatory approvals and other customary closing conditions. The transaction is not subject to a financing condition. Upon completion of the transaction, the Company's common stock will no longer be listed on the New York Stock Exchange, and TreeHouse Foods will become a private company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Business Overview
TreeHouse is a leading private brands snacking and beverage manufacturer in North America. Our purpose is to engage and delight - one customer at a time. Through our customer focus and category experience, we strive to deliver excellent service, build capabilities, and provide insights to drive mutually profitable growth for both TreeHouse and our customers. Our purpose is supported by investments in depth, capabilities, and operational efficiencies which are aimed to capitalize on the long-term growth prospects within the categories where we operate.
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
The following discussion and analysis presents the factors that had a material effect on our financial condition, changes in financial condition, and results of operations for the three and nine month periods ended September 30, 2025 and 2024. This discussion should be read in conjunction with the Condensed Consolidated Financial Statements and the Notes to those Condensed Consolidated Financial Statements included elsewhere in this report. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See Cautionary Statement Regarding Forward-Looking Statements for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Recent Developments

Proposed Merger
On November 10, 2025, the Company, Industrial F&B Investments II, Inc., a Delaware corporation (“Investindustrial”), and Industrial F&B Investments III, Inc., a Delaware corporation and a wholly owned subsidiary of Investindustrial (“Merger Sub”), signed an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which Merger Sub would merge with and into TreeHouse, with TreeHouse continuing as the surviving corporation. The Merger Agreement is an all-cash transaction representing a total Enterprise Value of $2.9 billion. Refer to Note 19 to our Condensed Consolidated Financial Statements for additional information.
Goodwill Impairment
During the third quarter of 2025, the Company concluded that the sustained decrease in our share price and market capitalization was a triggering event requiring an interim goodwill impairment assessment. As a result of the impairment test, the Company recognized a $289.7 million impairment loss related to goodwill. Refer to Note 8 to our Condensed Consolidated Financial Statements and Critical Accounting Estimates below for additional information.

Facility Closures
On July 31, 2025, the Company announced plans to close its Chicago, Illinois pickle facility and South Beloit, Illinois cookie facility. The Company expects production to cease at the Chicago facility by the end of the fourth quarter of 2025 and the South Beloit facility during the first half of 2026. The Company believes the decision to consolidate our pickle and cookie capabilities into fewer facilities will allow us to focus on cost, efficiency, and capacity by optimizing our manufacturing footprint.
Additionally, during the first quarter of 2025, the Company announced the closure of its New Hampton, Iowa facility in response to sustained shifts in consumer demand in the non-dairy creamer ("NDC") category and ongoing efforts to optimize our manufacturing footprint. During the third quarter of 2025, the Company completed the sale of the facility for $7.9 million. The Company consolidated its NDC production into two existing facilities: Wayland, Michigan, and Pecatonica, Illinois.

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
Impact of Griddle Voluntary Recall
In the third quarter of 2024, our results of operations were impacted by a voluntary recall of frozen griddle products produced at our Brantford, Ontario, Canada facility that were still within their shelf-life, which required us to perform plant restoration activities during the fourth quarter of 2024. Production of frozen griddle products resumed in the second quarter of 2025, as expected, and continued during the third quarter of 2025. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

Insurance Recoveries
During the third quarter of 2025, the Company recognized an additional $13.0 million insurance recovery for the voluntary recall of frozen griddle products and an additional $4.5 million insurance recovery for the voluntary recall of certain broth products within Cost of sales in the Condensed Consolidated Statements of Operations.
Subsequent to September 30, 2025, the Company was notified that it would be receiving an additional $7.0 million insurance recovery for the voluntary recall of frozen griddle products, resulting in a total amount of insurance recoveries received of $30.0 million, which is the maximum recovery available for the recall. The Company is seeking to recover additional broth recall-related costs through its insurance coverage, and such recoveries are recorded in the period in which the recoveries are determined to be probable of realization. Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.
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

Macroeconomic Conditions and Trends

Persistent inflationary pressures on U.S. households are contributing to sluggish overall food and beverage consumption trends. In the categories where TreeHouse operates, private brands have consistently gained market share when compared to national brands, and many grocery retailers are making strategic investments in private brands. We continue to monitor consumption trends including initiatives that emphasize health and nutrition, as well as increased use and/or prevalence of certain weight loss drugs, which may or may not impact consumer preferences and consumption patterns. Additionally, continued economic uncertainty may further impact consumer spending and thus, consumption trends.

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

As it relates to tariffs, our manufacturing footprint consists of 21 production facilities in the United States and five in Canada. A substantial portion of our products manufactured in Canada that are shipped to the United States qualify for duty-free treatment under the United States-Mexico-Canada Agreement ("USMCA"). We source a portion of our raw materials and packaging from international suppliers, which may be subject to additional duties or trade-related costs. We are actively implementing alternative sourcing strategies and pricing actions to help mitigate these impacts.

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Three Months Ended September 30,
	2025		2024		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$840.3	100.0%	$839.1	100.0%	$1.2	0.1%
Cost of sales	682.4	81.2	707.9	84.4	(25.5)	(3.6)
Gross profit	157.9	18.8	131.2	15.6	26.7	20.4
Operating expenses:
Selling and distribution	36.8	4.4	36.0	4.3	0.8	2.2
General and administrative	45.3	5.4	46.0	5.5	(0.7)	(1.5)
Amortization expense	13.0	1.5	12.3	1.5	0.7	5.7
Impairment	289.7	34.5	—	—	289.7	100.0
Other operating expense, net	27.2	3.2	5.1	0.6	22.1	433.3
Total operating expenses	412.0	49.0	99.4	11.9	312.6	314.5
Operating (loss) income	(254.1)	(30.2)	31.8	3.7	(285.9)	(899.1)
Other expense:
Interest expense	23.9	2.8	16.0	1.9	7.9	49.4
Interest income	(0.2)	—	(0.1)	—	(0.1)	(100.0)
Loss (gain) on foreign currency exchange	1.8	0.2	(1.7)	(0.2)	3.5	205.9
Other (income) expense, net	(12.1)	(1.4)	21.9	2.6	(34.0)	(155.3)
Total other expense	13.4	1.6	36.1	4.3	(22.7)	(62.9)
Loss before income taxes	(267.5)	(31.8)	(4.3)	(0.6)	(263.2)	(6,120.9)
Income tax benefit	(1.7)	(0.2)	(0.9)	(0.1)	(0.8)	(88.9)
Net loss	$(265.8)	(31.6)%	$(3.4)	(0.5)%	$(262.4)	(7,717.6)%

Loss per common share:
Basic	$(5.26)		$(0.07)		$(5.19)	(7,414.3)%
Diluted	(5.26)		(0.07)		(5.19)	(7,414.3)

	Three Months Ended September 30,
	2025	2024	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA	$(202.1)	$48.3	$(250.4)	(518.4)%
Adjusted EBITDA	91.6	102.5	(10.9)	(10.6)
Adjusted net sales	841.9	854.4	(12.5)	(1.5)
Adjusted cost of sales	693.2	693.3	(0.1)	—
Adjusted gross profit	148.7	161.1	(12.4)	(7.7)
Adjusted total operating expenses	94.9	93.3	1.6	1.7
Adjusted operating income	53.8	67.8	(14.0)	(20.6)
Adjusted total other expense	24.7	17.9	6.8	38.0
Adjusted income tax expense	7.2	11.2	(4.0)	(35.7)
Adjusted net income	21.9	38.7	(16.8)	(43.4)
Adjusted diluted earnings per share	$0.43	$0.74	$(0.31)	(41.9)%

(1) Other financial data includes Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss to EBITDA and Adjusted EBITDA, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating (loss) income to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax benefit to Adjusted income tax expense, Net loss to Adjusted net income, and Diluted earnings (loss) per share to Adjusted diluted earnings per share.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Net Sales — Net sales for the third quarter of 2025 totaled $840.3 million compared to $839.1 million for the same period last year, an increase of $1.2 million, or 0.1%. The change in net sales from 2024 to 2025 was due to the following:

	Dollars	Percent
	(In millions)
Volume/mix	$(72.1)	(8.6)%
Margin management	(25.2)	(3.0)
Total volume/mix	$(97.3)	(11.6)%
Pricing	54.5	6.5
Business acquisition	36.4	4.3
Product recall	14.1	1.7
RTD business exit	(6.2)	(0.7)
Foreign currency	(0.3)	(0.1)
Total change in net sales	$1.2	0.1%
Product recall/other	(13.7)	(1.6)
Total change in adjusted net sales (1)	$(12.5)	(1.5)%

(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales increase of 0.1% was primarily due to favorable pricing to recover commodity inflation, the acquisition of the private brand tea business, and distribution gains. This was partially offset by volume/mix related to broader macroeconomic consumption trends, distribution losses, planned margin management actions, and the RTD business exit.

Gross Profit — Gross profit as a percentage of net sales was 18.8% in the third quarter of 2025, compared to 15.6% in the third quarter of 2024, an increase of 3.2 percentage points. The increase is primarily due to $17.5 million of insurance recoveries related to voluntary product recalls received during the third quarter of 2025, favorable margin from the Harris Tea acquisition, and supply chain savings initiatives. This was partially offset by unfavorable fixed cost absorption due to declining consumption trends.

Total Operating Expenses — Total operating expenses were $412.0 million in the third quarter of 2025 compared to $99.4 million in the third quarter of 2024, an increase of $312.6 million. The increase in expense is primarily due to a non-cash goodwill impairment loss of $289.7 million recognized in the third quarter of 2025, increased restructuring costs primarily from severance and professional fees, an increase in operating expenses from the Harris Tea acquisition, and higher employee incentive compensation expense. This was partially offset by cost reduction activities in 2025.

Total Other Expense — Total other expense was $13.4 million in the third quarter of 2025 compared to $36.1 million in the third quarter of 2024, a decrease in expense of $22.7 million. The decrease was due to a $32.2 million favorable change in non-cash mark-to-market impacts from hedging activities, driven by interest rate swaps and commodity contracts, primarily coffee. This was partially offset by an increase of $7.9 million in interest expense primarily due to an increase in borrowings on our Revolving Credit Facility and an unfavorable currency exchange rate impact of $3.5 million between the U.S. and Canada.

Income Taxes — Income taxes were recognized at an effective rate of 0.6% in the third quarter of 2025 compared to 20.9% recognized in the third quarter of 2024. The change in the Company’s effective tax rate is primarily driven by the impairment of goodwill and changes in the amounts of executive compensation, both of which are not deductible for tax purposes.

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

Results of Operations

The following table presents certain information concerning our financial results, including information presented as a percentage of consolidated net sales:

	Nine Months Ended September 30,
	2025		2024		Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Percent	Dollars	Percent	$ Change	% Change

Net sales	$2,430.3	100.0%	$2,448.3	100.0%	$(18.0)	(0.7)%
Cost of sales	2,018.0	83.0	2,076.8	84.8	(58.8)	(2.8)
Gross profit	412.3	17.0	371.5	15.2	40.8	11.0
Operating expenses:
Selling and distribution	108.2	4.5	114.4	4.7	(6.2)	(5.4)
General and administrative	152.3	6.3	156.0	6.4	(3.7)	(2.4)
Amortization expense	39.3	1.6	36.5	1.5	2.8	7.7
Impairment	289.7	11.9	19.3	0.8	270.4	1,401.0
Other operating expense, net	55.1	2.3	22.7	0.9	32.4	142.7
Total operating expenses	644.6	26.6	348.9	14.3	295.7	84.8
Operating (loss) income	(232.3)	(9.6)	22.6	0.9	(254.9)	(1,127.9)
Other expense:
Interest expense	65.4	2.7	47.2	1.9	18.2	38.6
Interest income	(3.2)	(0.1)	(4.2)	(0.2)	1.0	23.8
Loss on extinguishment of debt	2.6	0.1	—	—	2.6	100.0
(Gain) loss on foreign currency exchange	(3.2)	(0.1)	3.2	0.1	(6.4)	(200.0)
Other expense, net	22.8	0.9	16.9	0.7	5.9	34.9
Total other expense	84.4	3.5	63.1	2.5	21.3	33.8
Loss before income taxes	(316.7)	(13.1)	(40.5)	(1.6)	(276.2)	(682.0)
Income tax benefit	(16.2)	(0.7)	(8.7)	(0.4)	(7.5)	(86.2)
Net loss	$(300.5)	(12.4)%	$(31.8)	(1.2)%	$(268.7)	(845.0)%

Loss per common share:
Basic	$(5.95)		$(0.60)		$(5.35)	(891.7)%
Diluted	(5.95)		(0.60)		(5.35)	(891.7)

	Nine Months Ended September 30,
	2025	2024	Increase / (Decrease)
(Dollars in millions, except per share amounts)	Dollars	Dollars	$ Change	% Change

Other financial data:(1)
EBITDA	$(129.3)	$112.0	$(241.3)	(215.4)%
Adjusted EBITDA	222.4	219.1	3.3	1.5
Adjusted net sales	2,439.3	2,465.9	(26.6)	(1.1)
Adjusted cost of sales	2,034.1	2,048.0	(13.9)	(0.7)
Adjusted gross profit	405.2	417.9	(12.7)	(3.0)
Adjusted total operating expenses	296.2	301.4	(5.2)	(1.7)
Adjusted operating income	109.0	116.5	(7.5)	(6.4)
Adjusted total other expense	65.3	49.9	15.4	30.9
Adjusted income tax expense	11.5	14.7	(3.2)	(21.8)
Adjusted net income	32.2	51.9	(19.7)	(38.0)
Adjusted diluted earnings per share	$0.64	$0.98	$(0.34)	(34.7)%

(1) Other financial data included Non-GAAP financial metrics. See "Non-GAAP Measures" for definitions and reconciliations of our Net loss to EBITDA and Adjusted EBITDA, Net sales to Adjusted net sales, Cost of sales to Adjusted cost of sales, Gross profit to Adjusted gross profit, Total operating expenses to Adjusted total operating expenses, Operating (loss) income to Adjusted operating income, Total other expense to Adjusted total other expense, Income tax benefit to Adjusted income tax expense, Net loss to Adjusted net income, and Diluted earnings (loss) per share to Adjusted diluted earnings per share.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Sales — Net sales for the first nine months of 2025 totaled $2,430.3 million compared to $2,448.3 million for the same period last year, a decrease of $18.0 million, or 0.7%. The change in net sales from 2024 to 2025 was due to the following:

	Dollars	Percent
	(In millions)
Volume/mix	$(113.2)	(4.6)%
Margin management	(72.4)	(3.0)
Griddle recall service impacts	(29.1)	(1.2)
Total volume/mix	$(214.7)	(8.8)%
Business acquisition	110.5	4.5
Pricing	96.7	4.0
RTD business exit	(17.1)	(0.7)
Product recall	9.5	0.4
Foreign currency	(2.9)	(0.1)
Total change in net sales	$(18.0)	(0.7)%
Product recall/other	(8.6)	(0.4)
Total change in adjusted net sales (1)	$(26.6)	(1.1)%

(1)Adjusted net sales is a Non-GAAP financial measure. Refer to the "Non-GAAP Measures" section for additional information.

The net sales decrease of 0.7% was primarily due to volume/mix related to broader macroeconomic consumption trends, distribution losses, planned margin management actions, service impacts related to the voluntary recall of frozen griddle products, and the RTD business exit. This was partially offset by the acquisition of the private brand tea business, favorable pricing to recover commodity inflation, and distribution gains.

Gross Profit — Gross profit as a percentage of net sales was 17.0% in the first nine months of 2025, compared to 15.2% in the first nine months of 2024, an increase of 1.8 percentage points. The increase is primarily due to $30.6 million of insurance recoveries received during 2025 related to voluntary product recalls, favorable margin from the Harris Tea acquisition, and supply chain savings initiatives. This was partially offset by unfavorable fixed cost absorption due to declining consumption trends.

Total Operating Expenses — Total operating expenses were $644.6 million in the first nine months of 2025 compared to $348.9 million in the first nine months of 2024, an increase of $295.7 million. The increase in expense is primarily due to a non-cash goodwill impairment loss of $289.7 million recognized in the third quarter of 2025, increased restructuring costs primarily from severance and professional fees, an increase in operating expenses from the Harris Tea acquisition, and higher employee compensation expense. This was partially offset by a non-cash impairment charge recorded in the second quarter of 2024 of $19.3 million related to the Ready-to-drink beverages asset group, lower freight and commission costs, and cost reduction activities.

Total Other Expense — Total other expense was $84.4 million in the first nine months of 2025 compared to $63.1 million in the first nine months of 2024, an increase in expense of $21.3 million. The change was due to an $18.2 million increase in interest expense primarily due to higher borrowings on our Revolving Credit Facility and an $8.0 million unfavorable change in non-cash mark-to-market impacts from hedging activities, driven by commodity contracts, primarily coffee, and interest rate swaps. This was partially offset by a favorable currency exchange rate impact of $6.4 million between the U.S. and Canada.

Income Taxes — Income taxes were recognized at an effective rate of 5.1% in the first nine months of 2025 compared to 21.5% recognized in the first nine months of 2024. The change in the Company's effective tax rate is primarily driven by the impairment of goodwill and changes in the amounts of executive compensation, both of which are not deductible for tax purposes.

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

Approximately $175.8 million was available under the Receivables Sales Program operating limit as of September 30, 2025. See Note 4 to our Condensed Consolidated Financial Statements for additional information regarding our Receivables Sales Program.

Revolving Credit Facility

If additional borrowings are needed, approximately $372.2 million was available under the Revolving Credit Facility as of September 30, 2025. See Note 10 to our Condensed Consolidated Financial Statements for additional information regarding our Revolving Credit Facility. We are in compliance with the terms of the Revolving Credit Facility and expect to meet foreseeable financial requirements.

Cash Flow

The following table is derived from our Condensed Consolidated Statement of Cash Flows:

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Net Cash Flows (Used In) Provided By:
Operating activities	$(62.5)	$(30.4)
Investing activities	(281.4)	(90.2)
Financing activities	75.8	(97.3)

Operating Activities

Net cash used in operating activities was $62.5 million in the first nine months of 2025 compared to $30.4 million in the first nine months of 2024, an increase in cash used of $32.1 million, which was primarily attributable to a decrease in cash flows from the Receivables Sales Program. Refer to Note 4 to our Condensed Consolidated Financial Statements for additional information regarding the Receivables Sales Program. This was partially offset by higher cash earnings reflecting the Company's pricing actions to recover commodity inflation.

Investing Activities

Net cash used in investing activities was $281.4 million in the first nine months of 2025 compared to $90.2 million in the first nine months of 2024, an increase in cash used of $191.2 million. The increase in cash used for investing activities in the first nine months of 2025 was primarily driven by the $209.3 million of cash used for the acquisition of the private brand tea business in the first quarter of 2025. This was partially offset by proceeds from the sale of fixed assets of $12.7 million, which included the New Hampton, Iowa facility and machinery and equipment related to the RTD business exit.

Financing Activities

Net cash provided by financing activities was $75.8 million in the first nine months of 2025 compared to $97.3 million net cash used in financing activities in the first nine months of 2024, an increase in cash provided of $173.1 million. The increase in cash provided is primarily due to cash inflows from the Revolving Credit Facility of $95.0 million in the first nine months of 2025 and $88.7 million of non-recurring common stock repurchases during the first nine months of 2024. This was partially offset by costs related to the debt refinancing that occurred in January 2025.

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

At September 30, 2025, we had $480.0 million outstanding under Term Loan A, $422.9 million outstanding under Term Loan A-1, $500.0 million of the 2028 Notes outstanding, $7.7 million of insurance premium financing, and $4.1 million of finance lease obligations. The Company intends to fully repay the remaining balance of its insurance premium financing during the fourth quarter of 2025.

As of September 30, 2025, the Company had $95.0 million drawn from its $500.0 million Revolving Credit Facility. The Company had remaining availability of $372.2 million under the Revolving Credit Facility, and there were $32.8 million in letters of credit under the Revolving Credit Facility that were issued but undrawn, which have been included as a reduction to the calculation of available credit.

The Company has long-term interest rate swap agreements to fix the interest rate base in order to mitigate the Company's exposure to interest rate risk. As of September 30, 2025, we have an outstanding variable-rate debt balance of $997.9 million, and our interest rate swap agreements have a notional value of $875.0 million. Under the terms of the agreements, these interest rate swaps mature on February 29, 2028. As a result, our variable-rate debt is nearly fully hedged with our fixed rate interest rate swaps through 2028.

The Credit Agreement contains various financial and restrictive covenants and requires that the Company maintain a consolidated net leverage ratio of no greater than 4.50 to 1.0, and our debt obligations contain customary representations and events of default. We are in compliance with all applicable debt covenants as of September 30, 2025.

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

TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Statement of Operations	Nine Months Ended September 30, 2025
(Unaudited, in millions)
Net sales	$2,362.8
Gross profit (1)	390.3
Net loss	(287.2)

	TreeHouse Foods, Inc. and Guarantor Subsidiaries
Summarized Balance Sheet	September 30, 2025	December 31, 2024
	(Unaudited, in millions)
Current assets	$884.4	$926.8
Noncurrent assets	2,613.8	2,782.9
Current liabilities	683.3	676.5
Noncurrent liabilities (2)	1,687.3	1,629.9

(1)For the nine months ended September 30, 2025, TreeHouse Foods, Inc. and Guarantor Subsidiaries recorded $46.9 million of net sales to the Non-Guarantor Subsidiaries and $181.2 million of purchases from the Non-Guarantor Subsidiaries.
(2)Includes an amount due from Non-Guarantor Subsidiaries of $28.8 million and $20.3 million as of September 30, 2025 and December 31, 2024, respectively.

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

EBITDA, EBITDA Margin, Adjusted EBITDA, and Adjusted EBITDA Margin, Adjusting for Certain Items Affecting Comparability

EBITDA margin is defined as EBITDA as a percentage of net sales. Adjusted EBITDA margin is defined as adjusted EBITDA as a percentage of adjusted net sales. EBITDA represents net loss before interest expense, interest income, income tax benefit, and depreciation and amortization expense. Adjusted EBITDA reflects adjustments to EBITDA to identify items that, in management’s judgment, significantly affect the assessment of earnings results between periods. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. As the Company cannot predict the timing and amount of charges that include, but are not limited to, items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, impairment, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability, management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. EBITDA and adjusted EBITDA are performance measures commonly used by management to assess operating performance and incentive compensation, and the Company believes they are commonly reported and widely used by investors and other interested parties as a measure of a company’s operating performance between periods and as a component of our debt covenant calculations.

Adjusted Net Sales, Adjusted Cost of Sales, Adjusted Gross Profit, Adjusted Total Operating Expenses, Adjusted Operating Income, Adjusted Total Other Expense, Adjusted Income Tax Expense, Adjusted Net Income, and Adjusted Diluted Earnings Per Share, Adjusting for Certain Items Affecting Comparability

Adjusted net sales, adjusted cost of sales, adjusted gross profit, adjusted total operating expenses, adjusted operating income, adjusted total other expense, adjusted income tax expense, and adjusted net income represent their respective GAAP presentation line item adjusted for items such as product recalls and related costs, restructuring programs, acquisition, integration, divestiture, and related costs, loss on extinguishment of debt, impairment, foreign currency exchange impact on the re-measurement of intercompany notes, mark-to-market adjustments on derivative contracts, and other items that may arise from time to time that would impact comparability. Management does not consider these costs when evaluating the Company’s performance, when making decisions regarding the allocation of resources, in determining incentive compensation, or in determining earnings estimates. This information is provided in order to allow investors to make meaningful comparisons of the Company’s earnings performance between periods and to view the Company’s business from the same perspective as Company management. The Company has presented each of these adjusted Non-GAAP measures as a percentage of adjusted net sales compared to its respective reported GAAP presentation line item as a percentage of net sales. Adjusted diluted earnings per share ("Adjusted diluted EPS") is determined by dividing adjusted net income by the weighted average diluted common shares outstanding. Adjusted diluted EPS reflects adjustments to GAAP earnings (loss) per diluted share to identify items that, in management's judgment, significantly affect the assessment of earnings results between periods.

The following table reconciles the Company's net loss as presented in the Condensed Consolidated Statements of Operations, the relevant GAAP measure, to EBITDA and Adjusted EBITDA for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited, in millions)
Net loss (GAAP)	$(265.8)	$(3.4)	$(300.5)	$(31.8)
Interest expense	23.9	16.0	65.4	47.2
Interest income	(0.2)	(0.1)	(3.2)	(4.2)
Income tax benefit	(1.7)	(0.9)	(16.2)	(8.7)
Depreciation and amortization	41.7	36.7	125.2	109.5
EBITDA (Non-GAAP)	(202.1)	48.3	(129.3)	112.0
Impairment(1)	289.7	—	289.7	19.3
Restructuring programs & other, excluding accelerated depreciation(2)	31.1	6.8	59.2	25.0
Foreign currency loss (gain) on re-measurement of intercompany notes(3)	1.4	(1.3)	(2.5)	2.2
Acquisition, integration, divestiture, and related costs(4)	0.6	0.9	3.8	6.9
Mark-to-market adjustments(5)	(12.7)	19.5	19.0	11.0
Product recalls and related (income) costs, including insurance recoveries(6)	(16.4)	28.3	(20.1)	42.7
Loss on extinguishment of debt(7)	—	—	2.6	—
Adjusted EBITDA (Non-GAAP)	$91.6	$102.5	$222.4	$219.1

% of net sales
Net loss margin	(31.6)%	(0.4)%	(12.4)%	(1.3)%
EBITDA margin	(24.1)%	5.8%	(5.3)%	4.6%

% of adjusted net sales
Adjusted EBITDA margin	10.9%	12.0%	9.1%	8.9%

(1)
During the third quarter of 2025, the Company incurred $289.7 million of non-cash impairment charges related to goodwill. The impairment is due to a sustained decrease in share price and market capitalization.

During the second quarter of 2024, the Company incurred $19.3 million of non-cash impairment charges related to property, plant, and equipment. The impairment is due to forecasted cash flow losses in the ready-to-drink beverages business resulting in a decision to exit this business.

Refer to Note 8 and Note 7, respectively, to our Condensed Consolidated Financial Statements for additional information.

(2)
The Company's restructuring and margin improvement activities are part of an enterprise-wide transformation to improve the long-term profitability of the Company. During the three and nine months ended September 30, 2025, the Company recognized $2.9 million and $8.7 million, respectively, of accelerated depreciation within the Company's restructuring activities as depreciation expense. There was no accelerated depreciation recognized during the three and nine months ended September 30, 2024.

Refer to Note 3 to our Condensed Consolidated Financial Statements for additional information.

(3)	The Company has foreign currency denominated intercompany loans and incurred foreign currency gains/losses to re-measure the loans at quarter end. These amounts are non-cash and the loans are eliminated in consolidation.

(4)
Acquisition, integration, divestiture, and related costs represent costs associated with completed and potential acquisitions, the related integration of the acquisitions, completed and potential divestitures, and gains or losses on the divestiture of a business. During the three and nine months ended September 30, 2025, $0.2 million and $1.0 million were classified in General and administrative and $0.4 million and $0.9 million were classified in Net sales, respectively. Additionally, $1.9 million was classified in Cost of sales during the nine months ended September 30, 2025. During the three and nine months ended September 30, 2024, $1.0 million and $4.7 million were classified in General and administrative and $(0.1) million and $2.0 million were classified in Cost of sales, respectively. Additionally, $0.2 million was classified in Other operating expense, net during the nine months ended September 30, 2024.

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

Refer to Note 17 to our Condensed Consolidated Financial Statements for additional information.

(6)
Griddle Recall and Related (Income) Costs, including Insurance Recoveries

On October 18, 2024, the Company initiated a voluntary recall of certain frozen waffle products produced at its Brantford, Ontario, Canada facility, and on October 22, 2024, the Company expanded its voluntary recall to include all products manufactured at the Brantford facility that were still within their shelf-life. For the three and nine months ended September 30, 2025, the Non-GAAP adjustments included insurance recoveries of $13.0 million and $23.0 million, respectively, and estimated product returns, claims, and other costs of $1.1 million and $10.3 million, respectively.

For the three and nine months ended September 30, 2024, the Non-GAAP adjustments included $15.3 million for estimated product returns, non-cash inventory write-offs of $8.0 million, and estimated logistics costs of $3.8 million.

Broth Recall and Related (Income) Costs, including Insurance Recoveries

On September 22, 2023, the Company initiated a voluntary recall of certain broth products produced at its Cambridge, Maryland facility and subsequently executed a turnaround plan to restore the facility operations. For the three and nine months ended September 30, 2025, the Non-GAAP adjustments included insurance recoveries of $4.5 million and $7.6 million, respectively. Additionally, other costs of $0.2 million were incurred for the nine months ended September 30, 2025.

For the three and nine months ended September 30, 2024, the Non-GAAP adjustments included non-cash plant shutdown charges of none and $8.9 million, non-cash inventory write-offs of none and $2.6 million, and other costs, including product returns and logistics, of $1.2 million and $4.1 million, respectively.

Refer to Note 16 to our Condensed Consolidated Financial Statements for additional information.

(7)
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

Refer to Note 10 to our Condensed Consolidated Financial Statements for additional information.

The following tables provide a reconciliation of Adjusted net sales, Adjusted cost of sales, Adjusted gross profit, Adjusted total operating expenses, Adjusted operating income, Adjusted total other expense, Adjusted income tax expense, and Adjusted net income to their most directly comparable GAAP measure, for each of the periods presented:

	Three Months Ended September 30, 2025
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$840.3	$682.4	$157.9	$412.0	$(254.1)	$13.4	$(1.7)	$(265.8)
Adjustments:
Impairment(1)	—	—	—	(289.7)	289.7	—	—	289.7
Restructuring programs & other, including accelerated depreciation(2)	—	(6.8)	6.8	(27.2)	34.0	—	—	34.0
Foreign currency loss on re-measurement of intercompany notes(3)	—	—	—	—	—	(1.4)	—	1.4
Acquisition, integration, divestiture, and related costs(4)	0.4	—	0.4	(0.2)	0.6	—	—	0.6
Mark-to-market adjustments(5)	—	—	—	—	—	12.7	—	(12.7)
Product recalls and related (income) costs, including insurance recoveries(6)	1.2	17.6	(16.4)	—	(16.4)	—	—	(16.4)
Taxes on adjusting items	—	—	—	—	—	—	8.9	(8.9)
As adjusted (Non-GAAP)	$841.9	$693.2	$148.7	$94.9	$53.8	$24.7	$7.2	$21.9

As reported (% of net sales)			18.8%	49.0%	(30.2)%	1.6%	(0.2)%	(31.6)%
As adjusted (% of adjusted net sales)			17.7%	11.3%	6.4%	2.9%	0.9%	2.6%

Earnings (loss) per share:
Diluted								$(5.26)
Adjusted diluted								$0.43

Weighted average common shares:
Diluted for net loss								50.5
Diluted for adjusted net income								50.6

	Three Months Ended September 30, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$839.1	$707.9	$131.2	$99.4	$31.8	$36.1	$(0.9)	$(3.4)
Adjustments:
Restructuring programs & other(2)	—	(1.7)	1.7	(5.1)	6.8	—	—	6.8
Foreign currency gain on re-measurement of intercompany notes(3)	—	—	—	—	—	1.3	—	(1.3)
Acquisition, integration, divestiture, and related costs(4)	—	0.1	(0.1)	(1.0)	0.9	—	—	0.9
Mark-to-market adjustments(5)	—	—	—	—	—	(19.5)	—	19.5
Product recalls and related costs(6)	15.3	(13.0)	28.3	—	28.3	—	—	28.3
Taxes on adjusting items	—	—	—	—	—	—	12.1	(12.1)
As adjusted (Non-GAAP)	$854.4	$693.3	$161.1	$93.3	$67.8	$17.9	$11.2	$38.7

As reported (% of net sales)			15.6%	11.8%	3.8%	4.3%	(0.1)%	(0.4)%
As adjusted (% of adjusted net sales)			18.9%	10.9%	7.9%	2.1%	1.3%	4.5%

Earnings (loss) per share:
Diluted								$(0.07)
Adjusted diluted								$0.74

Weighted average common shares:
Diluted for net loss								51.9
Diluted for adjusted net income								52.2

	Nine Months Ended September 30, 2025
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating (loss) income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$2,430.3	$2,018.0	$412.3	$644.6	$(232.3)	$84.4	$(16.2)	$(300.5)
Adjustments:
Impairment(1)	—	—	—	(289.7)	289.7	—	—	289.7
Restructuring programs & other, including accelerated depreciation(2)	—	(12.5)	12.5	(55.4)	67.9	—	—	67.9
Foreign currency gain on re-measurement of intercompany notes(3)	—	—	—	—	—	2.5	—	(2.5)
Acquisition, integration, divestiture, and related costs(4)	0.9	(1.9)	2.8	(1.0)	3.8	—	—	3.8
Mark-to-market adjustments(5)	—	—	—	—	—	(19.0)	—	19.0
Product recalls and related (income) costs, including insurance recoveries(6)	8.1	30.5	(22.4)	(2.3)	(20.1)	—	—	(20.1)
Loss on extinguishment of debt(7)	—	—	—	—	—	(2.6)	—	2.6
Taxes on adjusting items	—	—	—	—	—	—	27.7	(27.7)
As adjusted (Non-GAAP)	$2,439.3	$2,034.1	$405.2	$296.2	$109.0	$65.3	$11.5	$32.2

As reported (% of net sales)			17.0%	26.5%	(9.6)%	3.5%	(0.7)%	(12.4)%
As adjusted (% of adjusted net sales)			16.6%	12.1%	4.5%	2.7%	0.5%	1.3%

Earnings (loss) per share:
Diluted								$(5.95)
Adjusted diluted								$0.64

Weighted average common shares:
Diluted for net loss								50.5
Diluted for adjusted net income								50.6

	Nine Months Ended September 30, 2024
(Unaudited, in millions, except per share amounts)	Net sales	Cost of sales	Gross profit	Total operating expenses	Operating income	Total other expense	Income tax (benefit) expense	Net (loss) income
As reported (GAAP)	$2,448.3	$2,076.8	$371.5	$348.9	$22.6	$63.1	$(8.7)	$(31.8)
Adjustments:
Impairment(1)	—	—	—	(19.3)	19.3	—	—	19.3
Restructuring programs & other(2)	—	(1.7)	1.7	(23.3)	25.0	—	—	25.0
Foreign currency loss on re-measurement of intercompany notes(3)	—	—	—	—	—	(2.2)	—	2.2
Acquisition, integration, divestiture, and related costs(4)	—	(2.0)	2.0	(4.9)	6.9	—	—	6.9
Mark-to-market adjustments(5)	—	—	—	—	—	(11.0)	—	11.0
Product recalls and related costs(6)	17.6	(25.1)	42.7	—	42.7	—	—	42.7
Taxes on adjusting items	—	—	—	—	—	—	23.4	(23.4)
As adjusted (Non-GAAP)	$2,465.9	$2,048.0	$417.9	$301.4	$116.5	$49.9	$14.7	$51.9

As reported (% of net sales)			15.2%	14.3%	0.9%	2.6%	(0.4)%	(1.3)%
As adjusted (% of adjusted net sales)			16.9%	12.2%	4.7%	2.0%	0.6%	2.1%

Earnings (loss) per share:
Diluted								$(0.60)
Adjusted diluted								$0.98

Weighted average common shares:
Diluted for net loss								52.7
Diluted for adjusted net income								53.0

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

The following table reconciles cash flow used in operating activities (a GAAP measure) to our free cash flow (a Non-GAAP measure).

	Nine Months Ended September 30,
	2025	2024
	(In millions)
Cash flow used in operating activities (GAAP)	$(62.5)	$(30.4)
Capital expenditures	(84.8)	(91.6)
Proceeds from sales of fixed assets	12.7	1.4
Free cash flow (Non-GAAP)	$(134.6)	$(120.6)

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

Critical Accounting Estimates

A description of the Company's other critical accounting estimates is included in our Annual Report on Form 10-K for the year ended December 31, 2024. We have included an update to our critical accounting estimates to Goodwill for the three and nine months ended September 30, 2025.

Goodwill — In each quarter subsequent to our annual goodwill and indefinite lived intangible asset impairment analysis, we review events that occur or circumstances that change, including macroeconomic conditions, our financial performance, and our market capitalization, to determine if a quantitative impairment assessment is necessary.

During the third quarter of 2025, we concluded that the sustained decrease in our share price and market capitalization was a triggering event requiring an interim goodwill impairment analysis. We performed an interim impairment test as of the last day of our third quarter, September 30, 2025, and utilized the discounted cash flow method under the income approach to estimate the fair value of the Company, which was corroborated by the market approach. As a result of the impairment analysis, we recognized a non-cash goodwill impairment loss of $289.7 million.

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

Our weighted average cost of capital included a review and assessment of market and capital structure assumptions. Considerable management judgment is necessary to evaluate the impact of operating changes and to estimate future cash flows. Assumptions used, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans. Changes in our estimates or any of our other assumptions used in our analysis could result in a different conclusion. If current expectations of future growth rates and margins are not met, if market factors outside of our control change; such as discount rates, market capitalization, or inflation, or if management’s expectations or plans otherwise change, including updates to our long-term operating plans, then our reporting unit might become impaired in the future.

To evaluate the impact of changes to the assumptions used to estimate the fair value of our reporting unit, we have prepared a sensitivity analysis to isolate these changes, which are reasonably possible to occur. Based on our analysis, a 50-basis-point increase in the discount rate would have resulted in a $139.0 million decrease to the aggregate fair value of the reporting unit, while a 50-basis-point decrease would have resulted in a $156.0 million increase. Additionally, a 25-basis-point increase to the long-term growth rate would have would have resulted in a $40.0 million increase to the aggregate fair value of the reporting unit, while a 25-basis-point decrease would have resulted in a $38.0 million decrease.

The market approach uses a market multiple methodology employing earnings before interest, taxes, depreciation, and amortization ("EBITDA") and applies a range of multiples to those amounts in determining the indicated fair value. In determining the multiples used in this approach, we obtain the multiples for selected peer companies using the most recent publicly available information. The market approach involves significant judgment involved in the selection of the appropriate peer group companies and valuation multiples.

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

Forward-looking statements may be typically identified by such words as “may,” “will,” “should,” “would,” “expect,” “anticipate,” “plan,” “likely,” “believe,” “estimate,” “project,” “intend,” and other similar expressions among others. Although we believe the expectations reflected in any forward-looking statements are reasonable, they involve known and unknown risks and uncertainties, are not guarantees of future performance, and actual results, performance or achievements may differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements and any or all of our forward-looking statements may prove to be incorrect. Consequently, no forward-looking statements may be guaranteed and there can be no assurance that the actual results or developments anticipated by such forward looking statements will be realized or, even if substantially realized, that they will have the expected consequences to, or effects on, TreeHouse Foods or its businesses or operations. Factors which could cause our actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: the risk that the transaction does not close, due to the failure of one or more conditions to closing; the risk that required governmental or TreeHouse Foods’ shareholder approvals of the merger (including antitrust approvals) will not be obtained or that such approvals will be delayed beyond current expectations; litigation in respect of TreeHouse Foods or the merger; and disruption from the merger making it more difficult to maintain customer, supplier, key personnel and other strategic relationships. The foregoing review of important factors that could cause actual events to differ from expectations should not be construed as exhaustive and should be read in conjunction with statements that are included herein and elsewhere, including the risk factors included in TreeHouse Foods’ most recent Annual Report on Form 10-K filed with the SEC on February 14, 2025 and TreeHouse Foods’ more recent Current Reports on Form 8-K filed with the SEC. TreeHouse Foods can give no assurance that the conditions to the merger will be satisfied. Except as required by applicable law, TreeHouse Foods cannot undertake any obligation to revise or update any forward-looking statement, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise. TreeHouse Foods does not intend, and assumes no obligation, to update any forward-looking statements.

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

As of September 30, 2025, management, with the participation of our CEO and CFO, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. The scope of management’s assessment of the effectiveness of our disclosure controls and procedures includes all of the Company’s subsidiaries with the exception of the internal control over financial reporting of the operations of the acquisition of the private brand tea business, which was completed on January 2, 2025. This exclusion is in accordance with the general guidance from the Staff of the SEC that an assessment of a recently acquired business's internal control over financial reporting may be omitted from the scope of management’s assessment for a period of up to one year following the acquisition. We are in the process of implementing the Company’s internal control over financial reporting of the acquisition. The net sales and total assets of the acquisition represented approximately 4.5% and 6.3%, respectively, of the Condensed Consolidated Financial Statement amounts as of and for the nine months ended September 30, 2025.

There have been no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2025 that has materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II — Other Information
Item 1. Legal Proceedings
Information regarding legal proceedings is available in Note 16 to the Condensed Consolidated Financial Statements in this report.

Item 1A. Risk Factors

Information regarding risk factors appears in Management's Discussion and Analysis of Financial Condition and Results of Operations — Information Related to Forward-Looking Statements, in Part I — Item 2 of this Form 10-Q, and in Part I — Item 1A of the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes from the risk factors previously disclosed in the TreeHouse Foods, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, with the exception of the following additional risk factors relating to the proposed transaction pursuant to which we would be acquired (the “Merger”) by Investindustrial.

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

We have entered into a definitive Agreement and Plan of Merger (the “Merger Agreement”) with Investindustrial pursuant to which the Merger would be completed. Completion of the Merger is subject to a number of closing conditions, including the approval of the Merger Agreement by our stockholders representing a majority of the aggregate voting power of the outstanding share of our Common Stock entitled to vote thereon, the expiration or termination of the waiting periods (and any extensions thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the rules and regulations promulgated thereunder, and other customary conditions for a transaction of this type. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Some of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). In addition, certain regulatory agencies from which the approvals and clearances will be sought have broad discretion in administering the governing regulations. As a condition to their clearance of the Merger, agencies may impose requirements, limitations or costs or require divestitures or place restrictions on the conduct of the parties’ business. These requirements, limitations, costs, divestitures or restrictions could jeopardize or delay the consummation of the Merger. Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to customary materiality qualifications) and compliance in all material respects with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger, including, with respect to us, covenants to conduct our business in the ordinary course of business and to refrain from taking certain types of actions without the consent of Investindustrial.

Uncertainties associated with the Merger could adversely affect our business, results of operations, financial condition and stock price.

The announcement and pendency of the Merger, as well as any delays in the expected timeframe, could cause disruption and create uncertainties, which could have an adverse effect on our business, results of operations financial condition and stock price, regardless of whether the Merger is completed. These risks include, but are not limited to:
•an adverse effect on our relationship with suppliers, payors, customers and personnel, including if our suppliers, payors, customers or others attempt to negotiate changes in existing business relationships, consider entering into business relationships with parties other than us, delay or defer decisions concerning their business with us, or terminate their existing business relationships with us during the pendency of the Merger;
•distraction of our current personnel as a result of the Merger, which could result in a decline in their productivity or cause distractions in the workplace;
•difficulties attracting and retaining key personnel;
•a diversion of a significant amount of management time and resources towards completion of the Merger;
•being subject to certain restrictions on the conduct of our business;
•possibly foregoing certain business opportunities or strategic transactions that we might otherwise pursue absent the pending Merger;
•significant or unexpected costs, charges or expenses resulting from the proposed Merger, including the requirement that we pay a termination fee, if the Merger Agreement is validly terminated under certain circumstances;
•uncertainties related to the continued availability of capital and financing and rating agency actions;
•uncertainties related to the value of the Contingent Value Rights (“CVRs”) to be issued in the Merger;
•potential litigation relating to the Merger that could prevent or delay the Merger or otherwise negatively impact the Company’s business; and
•other developments beyond our control, including, but not limited to, changes in domestic or global and general and industry-specific economic and market conditions that may affect the timing or success of the Merger.

Lawsuits may be filed against us and the members of our Board of Directors arising out of the proposed Merger, which may delay or prevent the proposed Merger or otherwise negatively affect our business and operations.

Putative stockholder complaints, including stockholder class action complaints, and other complaints may be filed against us, our Board of Directors and others in connection with the transactions contemplated by the Merger Agreement. The outcome of litigation is uncertain, and we may not be successful in defending against any such future claims. Lawsuits that may be filed against us, our Board of Directors or others could delay or prevent the Merger, divert the attention of our management and employees from our day-to-day business, and otherwise adversely affect our business, results of operations, and financial condition.

The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business.

We cannot assure that our business, our relationships or our financial condition will not be adversely affected if the Merger is not consummated within the expected timeframe, or at all. The consummation of the Merger is subject to certain conditions, including obtaining the stockholder and regulatory approvals.

While it is currently anticipated that the Merger will be consummated in the first quarter of 2026, we cannot assure you that these conditions will be satisfied in a timely manner or at all, that an effect, event, development, or change will not transpire that could delay or prevent these conditions from being satisfied, or that we or Investindustrial will not terminate the Merger Agreement if entitled to do so.

Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in several ways, including the following:
•to the extent that the current market price of our stock reflects an assumption that the Merger will be completed, it may be negatively impacted because of a failure to complete the Merger within the expected timeframe or at all,
•investor and consumer confidence in our business could decline, litigation could be brought against us, relationships with vendors, service providers, investors, and other business partners may be adversely impacted, and we may be unable to retain key personnel,
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger and the transactions contemplated by the Merger for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger,
•failure to complete the Merger may result in negative publicity and a negative impression of us in the investment and vendor community, and
•if the Merger Agreement is terminated in certain circumstances, we must pay a termination fee to Investindustrial.

The occurrence of any of these events individually or in combination could materially and adversely affect our business, results of operations, financial condition and the price of our common stock.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

Not applicable.

Item 5. Other Information

(c) Trading Plans

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits

3.1	Restated Certificate of Incorporation of TreeHouse Foods, Inc., as amended April 24, 2025, is incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated April 30, 2025.
3.2	Amended and Restated By-Laws of TreeHouse Foods, Inc. is incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K dated November 5, 2024.
22*	List of Guarantor Subsidiaries.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
104*	The cover page from TreeHouse Foods, Inc.'s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).

*Filed herewith.

SIGNATURES
Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TREEHOUSE FOODS, INC.

Date: November 10, 2025	/s/ Patrick M. O'Donnell
Patrick M. O'Donnell
Executive Vice President and Chief Financial Officer